Form 10QSB
period 1996-03-31
WESTERN MICROWAVE INC
filed 1996-05-15
CIK 106176

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                             Commission File #0-3392

                             WESTERN MICROWAVE, INC.
- - --------------------------------------------------------------------------------
         Exact name of small business issuer as specified in its charter


         VIRGINIA                                            94-1530593
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                                 P.O. Box 64252
                           Sunnyvale, California 94086
                           ---------------------------
                    (Address of Principal Executive Offices)

                                 (415) 366-9777
                           ---------------------------
                           (Issuer's Telephone Number)

Check  whether  the  issuer  (1) filed  all  reports  required  to be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days:

                                                            Yes x   No
                                                               ---     ---

As of May 10, 1996 there were 1,378,491 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes   No x
                                                   ---  ---

                             WESTERN MICROWAVE, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

                  Consolidated Balance Sheet - March 31, 1996..........................................3

                  Consolidated Statements of Earnings
                  - Three and Six Months Ended March 31, 1996
                  and March 31, 1995 ..................................................................4

                  Consolidated Statements of Cash Flows
                  - Six Months Ended March 31, 1996 and
                  March 31, 1995 ......................................................................5

                  Notes to Consolidated Financial Statements ..........................................6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................................................7-8

PART II. OTHER INFORMATION

Item 5.  Other Information:  Delisting of the Company's
                  Securities from the Nasdaq SmallCap Market...........................................8

Item 6.  Exhibits and Reports on Form 8-K..............................................................9

Signatures        ....................................................................................10

                             WESTERN MICROWAVE, INC.

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1996

                                     ASSETS
CURRENT ASSETS:
      CASH AND CASH EQUIVALENTS                                                                         $   247,504
      SECURITIES AVAILABLE FOR SALE                                                                       7,500,751

      NOTE RECEIVABLE                                                                                        40,907

      PREPAID EXPENSES                                                                                          735
                                                                                                        -----------
           TOTAL CURRENT ASSETS                                                                           7,789,897

PROPERTY, PLANT AND EQUIPMENT - AT COST:
      PRODUCTION MACHINERY AND TEST EQUIPMENT                                                               200,000
      OFFICE FURNITURE AND OTHER EQUIPMENT                                                                   61,159
                                                                                                        -----------
           TOTAL PROPERTY, PLANT AND EQUIPMENT                                                              261,159
      LESS ACCUMULATED DEPRECIATION                                                                         260,161
                                                                                                        -----------
           PROPERTY, PLANT AND EQUIPMENT, NET                                                                   998

           TOTAL ASSETS                                                                                  $7,790,895
                                                                                                         ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      ACCOUNTS PAYABLE                                                                                   $  748,092
      ACCRUED LIABILITIES                                                                                 1,685,445
                                                                                                        -----------

           TOTAL CURRENT LIABILITIES                                                                      2,433,537

STOCKHOLDERS' EQUITY:
      COMMON STOCK - $.10 PAR VALUE; 3,000,000
           SHARES AUTHORIZED;
      1,405,233 SHARES ISSUED, 1,378,491 OUTSTANDING                                                        137,849
      CAPITAL IN EXCESS OF PAR VALUE                                                                      4,013,981
      RETAINED EARNINGS                                                                                   1,205,528
                                                                                                        -----------
           TOTAL STOCKHOLDERS' EQUITY                                                                     5,357,358
                                                                                                        -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $7,790,895
                                                                                                         ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             WESTERN MICROWAVE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                  MARCH 31                                 MARCH 31,
                                       -----------------------------             ---------------------------
                                         1996                 1995                 1996                1995
                                       --------             --------             --------            -------
SALES                                   $    0             $ 606,571              $       0           $1,114,884
COST OF SALES                                0               406,260                      0              779,121
                                   ----------------- ---------------------- -------------------       ------------
      GROSS PROFIT                           0               200,311                      0              335,763

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES              237,906               179,262                515,332              311,024
INVESTMENT INCOME                     (173,598)             (101,755)              (284,951)            (181,203)
OTHER INCOME                           (10,927)                    0                (44,232)                   0
                                   ----------------- ---------------------- -------------------       ------------
                                        53,381                77,507                186,149              129,821

      NET INCOME (LOSS)
      BEFORE INCOME TAXES              (53,381)              122,804               (186,149)             205,942

INCOME TAX EXPENSE                           0               (21,707)                     0              (30,891)
                                   ----------------- ---------------------- -------------------       ------------

      NET (LOSS) INCOME              $ (53,381)            $ 101,097              $(186,149)          $  175,051
                                   ================= ====================== ===================       ============

      NET (LOSS) INCOME
         PER SHARE                      ($0.04)                $0.08                 ($0.13)               $0.13
                                   ================= ====================== ===================       ============

WEIGHTED AVERAGE NUMBER
      OF SHARES OF COMMON
      STOCK OUTSTANDING              1,378,491             1,384,591              1,378,491            1,384,591
                                   ================= ====================== ===================       ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            WESTERN MICROWAVE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                        SIX MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                                 ------------------------------
                                                                                                    1996               1995
                                                                                                    ----               ----
INCREASE  (DECREASE)  IN CASH AND CASH  EQUIVALENTS  CASH FLOWS  FROM  OPERATING
ACTIVITIES:
      NET (LOSS) INCOME                                                                         $ (186,149)           $ 175,051
      ADJUSTMENT TO RECONCILE NET INCOME
       TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
           DEPRECIATION                                                                                998               32,900
           CHANGES IN ASSETS AND LIABILITIES:
              TRADE RECEIVABLES                                                                          0               46,784
              OTHER RECEIVABLES                                                                     39,093                4,442
              PREPAID EXPENSES                                                                       1,685               (3,810)
              ACCOUNTS PAYABLE                                                                     545,327              (34,553)
              ACCRUED LIABILITIES AND TAXES PAYABLE                                               (296,859)             (46,994)
                                                                                                  --------          ------------

                  NET CASH (USED IN) PROVIDED BY
                    OPERATING ACTIVITIES                                                           104,095              173,820

CASH FLOWS FROM INVESTING ACTIVITIES:
           PURCHASE OF INVESTMENT SECURITIES                                                      (800,159)             (67,912)
           PAYMENTS ON MARGIN LOAN                                                                 517,780             (104,355)
                                                                                                   -------          ------------
                  NET CASH PROVIDED BY (USED IN)
                    INVESTING ACTIVITIES                                                          (282,379)            (172,267)
                                                                                                  ---------         ------------

                  NET INCREASE (DECREASE) IN CASH AND
                    CASH EQUIVALENTS                                                              (178,284)               1,553

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   425,788               20,552
                                                                                                   -------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 247,504            $  22,105
                                                                                                 =========          ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            WESTERN MICROWAVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Basis of Presentation

The accompanying unaudited financial statements reflect, in the opinion of Management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position and results of operations of and for the periods indicated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.

The Company's significant accounting policies are summarized in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995. These policies have been consistently applied during the periods presented in this report. The accompanying report on Form 10-QSB, including the unaudited financial statements, should be read in conjunction with the financial statements referenced above.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

In July, 1995, the Company sold certain of the assets associated with the design, development, manufacture and sale of a range of microwave devices, components and subsystems used in both military and commercial microwave electronic systems (the "WMI Business") to ST Microwave Corp. (the "Buyer") in exchange for cash and the assumption by the Buyer of certain of the liabilities of the Company. Between July 21, 1995 and September 15, 1995, when the Company's lease for its facility at 495 Mercury Drive, Sunnyvale California expired, the Company disposed of substantially all of its remaining tangible assets. As a result of such transactions, the Company is no longer engaged in the WMI Business. The Company's remaining business activity involves the resolution of the Company's ongoing environmental liability for the cleanup of the Company's former headquarters on Reamwood Avenue, Sunnyvale, California (the "Former Headquarters").

The Company's Board of Directors has adopted a Plan of Dissolution and Liquidation of the Company and has recommended approval of such Plan by the shareholders. The Company is in the process of preparing proxy solicitation materials for use at a Special Meeting of Shareholders to be held for the purpose of acting upon the Plan.

Pending the resolution of the Company's environmental liability and the liquidation of the Company, the Company has temporarily invested its assets in a portfolio of marketable securities with a view towards the preservation of such assets and the generation of investment income from interest, dividends and capital gains.


Financial Condition

Assets and Total Stockholders' Equity. Net current assets and total stockholders' equity both increased in the second quarter of the 1996 fiscal year by approximately $335,000, notwithstanding the second quarter net loss of approximately $53,000. The increase in net current assets and total stockholders' equity is attributable to unrealized gains in the value of the Company's investment securities, net of any margin loan to purchase such securities. For the six months ended March 31, 1996, net current assets and total stockholders' equity increased approximately $220,000 from the beginning of the fiscal year. Book value per share at the end of the second quarter increased to $3.87 per share as compared to $3.73 per share at the beginning of the fiscal year.

Environmental Liability. Under the terms of the settlement agreements entered into by the Company in connection with the settlement of the environmental lawsuits, the Company has agreed to undertake certain groundwater remediation activities at its

Former   Headquarters.   The  Company  has  established  a  reserve  for  future
environmental clean-up costs representing management's best estimate of the anticipated costs and expenses to complete the clean-up of the site in accordance with the Company's workplan.

At March 31, 1996, the Company's reserve for future environmental cleanup costs remained at $1,000,000. As set forth above, the Board of Directors is recommending to the shareholders the adoption of a Plan of Dissolution and Liquidation of the Company. As a part of such plan, prior to liquidation the Board of Directors intends to increase the reserve for future environmental costs from $1.0 million to at least $3.0 million to insure adequate funds to complete the cleanup and to allow for the distribution of the Company's remaining assets.

Results of Operations

Investment Income. Investment income for the second quarter of fiscal 1996, consisting of interest and dividends on the Company's portfolio of marketable securities, totaled approximately $173,000, an increase of 70% from the same period one year ago. For the first six months of the current fiscal year, net investment income totaled approximately $285,000, representing an increase of approximately 57% from the same period of the prior fiscal year. The increase in investment income is due to the increase in current assets available for investment as a result of the sale of the WMI Business. The net unrealized appreciation in the value of the Company's marketable securities at the end of the second quarter increased by approximately $335,000 from the beginning of the current fiscal year.

Selling, General and Administrative Expenses. For the second quarter of fiscal 1996, selling, general and administrative expenses totaled approximately $237,000, substantially all of which was attributable to environmental matters and legal and investment management fees. Included in selling, general and administrative expenses of approximately $515,000 for the six months ended March 31, 1996 was an environmental consulting and management fee paid to Dr. Ibrahim Hefni of $75,000 in lieu of any salary as president, treasurer and chief executive officer of the Company.


                           PART II - OTHER INFORMATION


Item 5.  Other Information

         DELISTING OF THE COMPANY'S SECURITIES FROM THE NASDAQ
         SMALLCAP MARKET

         On February 21, 1996, The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that as a result of the sale of the WMI Business, the Company was analogous to a "public shell" and that there was probable cause for the immediate delisting of the Company's securities from the Nasdaq SmallCap Market. In response to such notice, the Company filed a written protest in which the Company argued:

                1. The   Company   currently   met   all  of  the   quantitative
                   requirements for continued listing;

                2. The Company was not a mere "shell" corporation because it was
                   actively   engaged  in  the  cleanup  of  the   environmental
                   contamination at its former facility; and

                3. The Company was  attempting  to establish the final amount of its environmental liability, at which time the Company intended to submit a Plan of Dissolution and Liquidation to its shareholders and wind up its affairs.

         On April 30, 1996, a hearing was held before the Nasdaq Hearing Panel to determine if the Company's securities should continue to be listed on The Nasdaq SmallCap Market. The Hearing Panel subsequently made its recommendation to the Nasdaq Listing Qualifications Committee.

         On May 8,  1996,  the  Company  was  notified  that the Nasdaq  Listing
Qualification Committee did not agree that the Company's environmental remediation activities constituted an operating business for Nasdaq purposes and concluded that the Company was analogous to a "public shell". Based on this determination, THE COMPANY'S SECURITIES WERE DELETED FROM THE NASDAQ SMALLCAP MARKET EFFECTIVE MAY 9, 1996. AS A RESULT OF THIS ACTION, THE COMPANY'S SECURITIES CAN NO LONGER BE TRADED ON THE NASDAQ MARKET AFTER MAY 9, 1996. However, as set forth above, the Board of Directors of the Company has adopted a Plan of Dissolution and Liquidation of the Company which, if approved by the shareholders, will result in a significant liquidating distribution to each shareholder.

         The Company considered seeking inclusion of the Company's securities on the Nasdaq OTC Bulletin Board. However, because the Company intends to submit a Plan of Dissolution and Liquidation to it shareholders for approval in the near future, it is unlikely that the Company's securities would be approved for inclusion on the OTC Bulletin Board.

Item 6.  Exhibits and Reports on Form 8-K

         Item 27. Financial Data Statement

         Item 99. Press Release

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WESTERN MICROWAVE, INC.

                                            /s/ Ibrahim Hefni
                                            ------------------------------------
                                            Ibrahim Hefni,
                                            President, Treasurer and
                                            Chief Executive Officer

Dated: May 14, 1996