Form 10QSB
period 1996-06-30
WESTERN MICROWAVE INC
filed 1996-08-14
CIK 106176

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                             Commission File #0-3392

                             WESTERN MICROWAVE, INC.
- --------------------------------------------------------------------------------
         Exact name of small business issuer as specified in its charter


           VIRGINIA                                        94-1530593
- --------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                                 P.O. Box 64252
                           Sunnyvale, California 94086
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (415) 366-9777
                           ---------------------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days: Yes x   No
                                                             ---    ----

As of August 12, 1996 there were 1,528,491 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes    No x
                                                   ---   ---







                             WESTERN MICROWAVE, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                -----------------


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheet - June 30, 1996 .............  3

          Consolidated Statements of Earnings
          - Three and Nine Months Ended June 30, 1996
          and June 30, 1995 ......................................  4

          Consolidated Statements of Cash Flows
          - Nine Months Ended June 30, 1996 and
          June 30, 1995 ..........................................  5

          Notes to Consolidated Financial Statements .............  6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ....................  8-9

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ........................ 9

Signatures ........................................................ 10


                             WESTERN MICROWAVE, INC.

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996

                                     ASSETS

Current assets:
     Cash and cash equivalents                                       $    86,959
     Securities available for sale                                     7,404,336

     Note receivable                                                      27,476

     Other Current Assets                                                  2,500
                                                                      ----------
         Total assets                                                  7,521,271
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $ 270,335
     Accrued liabilities                                               1,214,225
     Deferred revenue                                                    910,871
                                                                      ----------
         Total current liabilities                                     2,395,431

Stockholders' equity:
     Common stock - $.10 par value; 3,000,000 shares authorized;
     1,555,233 shares issued, 1,528,491 outstanding                      152,849
     Capital in excess of par value                                    4,148,981
     Retained earnings                                                   824,010
                                                                      ----------
         Total stockholders' equity                                    5,125,840
                                                                      ----------
         Total liabilities and stockholders' equity                   $7,521,271
                                                                      ==========



        The accompanying notes are an integral part of these statements.

                             WESTERN MICROWAVE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended                Nine Months Ended
                                                                  June 30,                         June 30,
                                                    -------------------------------  ------------------------------
                                                         1996              1995             1996            1995
                                                         ----              ----             ----            ----
Sales                                              $         0      $    936,606        $       0      $2,051,490
Cost of sales                                                0           446,007                0       1,225,128
                                                    ------------      ------------     ------------    ------------
         Gross profit                                        0           490,599                0         826,362

Selling, general and administrative expenses           206,567           141,314          721,899         452,338
Investment income                                     (145,292)         (158,802)        (429,103)       (340,005)
Other income                                            (2,135)                0          (47,507)              0
                                                    ------------      ------------     ------------    ------------
                                                        59,140           (17,488)         245,289         112,333

         Net income (loss) before
                income taxes                           (59,140)          508,487         (245,289)        714,029

Income tax expense                                           0           (76,213)               0        (107,104)
                                                    ------------      ------------     ------------    ------------
         Net (loss) income                        $    (59,140)        $ 431,874      $  (245,289)     $  606,925
                                                    ============      ============     ============    ============

         Net (loss) income per share                    ($0.04)            $0.31           ($0.17)          $0.44
Weighted average number of shares of                ============      ============     ============    ============
     common stock outstanding                        1,528,491         1,384,002        1,453,491       1,384,002
                                                    ============      ============     ============    ============


        The accompanying notes are an integral part of these statements.

                             WESTERN MICROWAVE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Nine Months Ended
                                                                                                June 30,
                                                                                                --------
                                                                                         1996              1995
                                                                                       --------          --------
Increase  (decrease)  in cash and cash  equivalents
 Cash flows from  operating activities:
     Net (loss) income                                                               $ (245,289)        $ 606,925
     Adjustment to reconcile net income to net cash provided
        by operating activities:
         Depreciation                                                                     1,996            49,530
         Changes in assets and liabilities:
            Trade receivables                                                                 0          (114,613)
            Other receivables                                                            52,524             6,633
            Prepaid expenses                                                                (80)            3,139
            Accounts payable                                                            (18,868)          (54,555)
            Accrued liabilities and taxes payable                                      (511,999)          (33,973)
            Deferred revenue                                                            741,229               -
                                                                                       --------          --------

              Net cash provided by operating activities                                  19,513           463,086

Cash flows from investing activities:
         Purchase of investment securities                                             (371,708)          (93,304)
         Payments on margin loan                                                           -             (195,094)
                                                                                       --------          --------
              Net cash provided by (used in) investing activities                      (371,708)         (288,398)
Cash flows from financing activities:
         Sale of common stock                                                           150,000               -
         Purchase of common stock                                                          -               (9,150)
                                                                                       --------          --------
              Net cash provided by (used in) financing activities                       150,000            (9,150)
                                                                                       --------          --------

              Net increase (decrease) in cash and cash equivalents                     (202,195)          165,538

Cash and cash equivalents at beginning of period                                        289,154            20,552
                                                                                       --------          --------

Cash and cash equivalents at end of period                                              $86,959       $   186,090
                                                                                       ========          ========


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

NOTE 1 - INVESTMENT SECURITIES

         The following is a summary of the Company's investment securities portfolio as of June 30, 1996:

                                            Gross        Gross
                             Amortized   Unrealized   Unrealized    Estimated
                                Cost        Gains        Gains      Fair Value
                             ---------   ----------   ----------    ----------
  Equity Securities         $6,968,768     $811,040     $211,895    $7,567,913
  Mutual Funds                 139,156       14,593          -         153,749
  Margin Liability            (317,326)         -            -        (317,326)
                             ---------   ----------   ----------    ----------
                            $6,790,598     $825,633     $211,895    $7,404,336
                             =========   ==========   ==========    ==========

The Company has entered into certain contracts in which the Company receives a payment and agrees to buy shares of specific securities if the holder puts the securities to the Company (put contracts). This obligation could occur if the market price of the securities dropped below the option price. At June 30, 1996, the aggregate contract obligation to the Company, assuming all contracts were put to the Company would be $13,743,000. The market risk to the Company is that if the share prices of the securities subject to the options decline below the option price, and the holder puts the securities to the Company, the Company would be required to buy the securities at a price in excess of market. At June 30, 1996, the Company has recorded a liability for the amounts received on open put contracts of $846,791. At June 30, 1996, the Company has unrealized gains of $136,353 on open put contracts. The Company has also entered into certain contracts in which the Company receives a payment and agrees to sell shares (regardless if the Company owns the shares) of specific securities if the holder calls the securities from the Company (call contracts). This obligation could occur if the market price of the securities rises above the option price. The market risk to the Company is that if the share price of the securities subject to the options rises above the option price and the holder calls the securities from the Company, the Company would be required to buy the securities at market price and sell them at a price less than market. There were no uncovered call contracts at June 30, 1996. At June 30, 1996, the Company has recorded a liability for the amounts received on open call contracts of $64,080. At June 30, 1996, the Company has unrealized gains of $38,584 on these contracts. The Company records the premium payments it receives from these activities as a deferred liability upon receipt. Unrealized gains on open contracts are deferred and not recognized until the contracts lapse or are settled. Unrealized losses are not recognized until realized, i.e., when the contract is either put to or called from the Company




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In July, 1995, the Company sold certain of the assets associated with the design, development, manufacture and sale of a range of microwave devices, components and subsystems used in both military and commercial microwave electronic systems (the "WMI Business) to ST Microwave Corp.(the "Buyer") in exchange for cash and the assumption by the Buyer of certain of the liabilities of the Company. Between July 21, 1995 and September 15, 1995, when the Company's lease for its facility at 495 Mercury Drive, Sunnyvale California expired, the Company disposed of substantially all of its remaining tangible assets. As a result of such transactions, the Company is no longer engaged in the WMI Business. The Company's remaining business activity involves the resolution of the Company's ongoing environmental liability for the cleanup of the Company's former headquarters on Reamwood Avenue, Sunnyvale, California (the "Former Headquarters").

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


Financial Condition

Assets and Total Stockholders' Equity. For the nine months ended June 30, 1996, net current assets decreased by approximately $8,300 and total stockholders' equity decreased by approximately $10,300 from the beginning of the fiscal year. During the third quarter, the Company received $150,000 in capital upon the exercise of an outstanding stock option. The operating loss of approximately $245,000 for the first nine months of the current fiscal year was also offset, in part, by an increase of approximately $60,000 in the net unrealized appreciation of the Company's investment portfolio since the beginning of the fiscal year. Book value per share at the end of the third quarter decreased to $3.35 per share as compared to $3.73 per share at the beginning of the fiscal year.

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

At June 30, 1996, the Company's reserve for future environmental cleanup costs remained at $1,000,000. As set forth above, the Board of Directors is recommending to the shareholders the adoption of a Plan of Dissolution and Liquidation of the Company. As a part of such plan, prior to liquidation the Board of Directors intends to increase the reserve for future environmental costs from $1.0 million to at least $3.0 million to insure adequate funds to complete the cleanup and to allow for the distribution of the Company's remaining assets.

Results of Operations

Investment Income. Investment income for the third quarter of fiscal 1996, consisting of interest and dividends on the Company's portfolio of marketable securities, totaled approximately $145,000, a slight decrease from the same period one year ago. For the first nine months of the current fiscal year, net investment income totaled approximately $429,000, representing an increase of approximately 26% from the same period of the prior fiscal year. The increase in investment income for the first nine months is due to the increase in current assets available for investment as a result of the sale of the WMI Business.

Selling, General and Administrative Expenses. For the third quarter of fiscal 1996, selling, general and administrative expenses totaled approximately $206,000, substantially all of which was attributable to environmental matters and legal and investment management fees. Included in selling, general and administrative expenses of approximately $722,000 for the nine months ended June 30, 1996 was an environmental consulting and management fee paid to Dr. Ibrahim Hefni of $112,500 in lieu of any salary as president, treasurer and chief executive officer of the Company.







                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         Item 27  Financial Data Schedule



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   WESTERN MICROWAVE, INC.



                                                   s/ Ibrahim Hefni
                                                   ----------------------------
                                                   Ibrahim Hefni
                                                   President, Treasurer and
                                                   Chief Executive Officer

Dated: August 12, 1996


