Form 10KSB
period 1996-09-30
WESTERN MICROWAVE INC
filed 1997-02-11
CIK 106176

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended                                     Commission File Number
 September 30, 1996                                              0-3392

                             WESTERN MICROWAVE, INC.
                 (Name of small business issuer in its charter)


             Virginia                                       94-1530593
-------------------------------                       ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number)

                   P.O. Box 64252, Sunnyvale, California 94086
                   -------------------------------------------
                    (Address of principal executive offices)


                                 (408) 745-6679
                            -------------------------
                            Issuer's telephone number

Securities registered under
Section 12(b) of the Exchange Act:  None

Securities registered under
Section 12(g) of the Exchange Act:  Common Stock, $.10 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year ended September 30, 1996 were $0.

The aggregate market value of the voting stock held by non-affiliates of the issuer on January 31, 1997, based upon the average bid and ask prices of such stock on that date, was $552,935. The number of shares of Common Stock of the issuer outstanding as of January 31, 1997 was 1,528,491.

Documents Incorporated By Reference:  None

Transitional Small Business Disclosure Format:  Yes ___  No _X__

                                     PART I

ITEM 1.  BUSINESS

Western Microwave, Inc. (the "Company") was incorporated in Virginia in 1962. The Company's mailing address is P.O. Box 64252, Sunnyvale, California 94086.

From 1962 until the sale of substantially all of its operating assets in 1995, the Company was engaged in the design, development, manufacture and sale of a wide range of microwave devices, components and subsystems which were used in both military and commercial microwave electronic systems (the "WMI Business"). On July 21, 1995, the Company sold certain of the assets associated with the conduct of the WMI Business to ST Microwave Corp. (the "Buyer") in exchange for cash and the assumption by the Buyer of certain of the liabilities of the Company. Between July 21, 1995 and September 15, 1995 when the Company's lease for its facility at 495 Mercury Drive, Sunnyvale, California expired, the Company disposed of substantially all of its remaining tangible assets. As a result of such transactions, the Company is no longer engaged in the WMI Business. The Company's remaining business activity involves the resolution of the Company's ongoing environmental liability for the cleanup of the Company's former facility in Sunnyvale, California (See Item 3, LEGAL PROCEEDINGS:
Environmental Claims).

Pending the resolution of the Company's environmental liability, the Company has temporarily invested its assets in a portfolio of marketable securities with a view towards the preservation of such assets and the generation of investment income from interest, dividends and capital gains.

On May 9, 1996, the Board of Directors of the Company approved a Plan of Liquidation and Dissolution of the Company (the "Plan"), subject to the approval of the shareholders of the Company. The Company will submit the Plan to its shareholders for approval at a Special Meeting to be held on or about April 2, 1997.

Effective May 9, 1996, the Company's Common Stock was deleted from the Nasdaq SmallCap Market. The Company's Common Stock continues to trade on the Nasdaq OTC Bulletin Board.

                             HISTORY OF BUSINESS AND
                            SALE OF THE WMI BUSINESS

BACKGROUND

In fiscal 1989, the Company began to experience a decline in sales attributable to a significant demand reduction in the defense electronics industry as a whole. This trend continued for the next six (6) fiscal years with annual sales decreasing from approximately $9.7 million in fiscal 1989 to approximately $2.5 million in fiscal 1994 (or a reduction of 74%). During the same period, a number of lawsuits were instituted against the Company alleging that the Company was responsible for contamination of the soil and groundwater at or in the vicinity of the Company's former facility on Reamwood Avenue in Sunnyvale, California. The contamination of the soil and groundwater at the former facility was alleged to have occurred sometime in the early 1980s prior to the closing of the Company's plating room operation in 1985.

In response to decreasing sales levels and increasing environmental and legal costs, both of which had a significant adverse effect on the Company's results of operations, management instituted a series of cost reduction programs in an attempt to remain profitable. For example, in fiscal 1990, management made the decision to substantially terminate the Company's amplifier business due to substantial losses incurred in prior years and the likelihood of continuing losses in the future.

In fiscal year 1991, the Company reorganized its manufacturing facilities, introduced new fabrication techniques and expanded its automated machining operations in an attempt to remain competitive in a declining industry. The Company also relocated to a new facility, reduced overhead by eliminating a number of middle management and support positions and improved its manufacturing efficiency. During this same period, the Company attempted to develop and introduce new products for commercial applications to replace lost sales in the defense sector. The significant cost cutting measures instituted by management in 1990 and 1991, as well as increased productivity, resulted in a return to profitability in fiscal 1991 with the Company reporting net income of approximately $1.08 million.

The Company was unable to sustain profitable operations in fiscal 1992 due primarily to a 42% decline in sales from approximately $8.17 million in 1991 to $4.74 million in 1992. During this period, the Company also incurred significant legal and other expenses in connection with the defense of the environmental litigation instituted against the Company. As a result of the above, the Company reported a net loss of approximately $80,000 in fiscal 1992.

Sales continued to decline in fiscal 1993 from approximately $4.74 million to $3.35 million. The Company's operations were also adversely impacted in such year by the sudden illness of Dr. Ibrahim Hefni, the Company's President and Chief Executive Officer. This resulted in a series of management changes until Dr. Hefni's return to work on a full-time basis in fiscal 1994. Notwithstanding continuing cost cutting measures, the Company was unable to return to profitable operations in 1993 in the face of decreasing sales and increasing legal and environmental costs. Although the Company reported net income of $9,160 for such year, such profit was attributable exclusively to investment income of $396,584, with the WMI Business operating at a loss.

As a result of the above, in February, 1994 the Company's Board of Directors solicited offers for the purchase of the operating assets and business of the Company. Prospective purchasers were furnished with a Confidential Offering Memorandum describing the WMI Business and seeking cash offers to purchase all of the Company's operating assets (including machinery, equipment, inventory and supplies), as well as all inventions, customer lists, backlog and goodwill. Although preliminary discussions were held with three (3) prospective purchasers and a preliminary offer was made by one prospective purchaser, the Board of Directors concluded that no acceptable offer had been received for the purchase of the WMI Business and the offering period terminated in accordance with its original terms on March 31, 1994.

As a result of the prior solicitation, in the early part of 1995, ST Microwave Corp. expressed a renewed interest in acquiring the WMI Business. The Company's lease for its facility on Mercury Drive in Sunnyvale, California was also due to expire in September of 1995. Further, although the Company reported a small profit for the fiscal year ended September 30, 1994, such profit was again attributable exclusively to investment income with the WMI Business reporting a continuing operating loss. Accordingly, after a review of the future prospects for the Company's defense-related business, the Board of Directors determined that it was in the best interests of the Company and its stockholders to sell the WMI Business. The Board also determined that it was in the Company's best interests to complete the sale as quickly as possible to maximize the value of the Company's assets on a going concern basis. As a result, on July 21, 1995, the Company completed the sale of the WMI Business to ST Microwave Corp.

SALE OF THE WMI BUSINESS

On July 25, 1995, the Company announced that it had completed the sale of certain of its operating assets associated with the conduct of its microwave components and subsystems businesses (the "WMI Business") to ST Microwave Corp. of Sunnyvale, California, a subsidiary of Signal Technology Corporation (the "Buyer"). The sale of the WMI Business was effected pursuant to the terms and upon the conditions contained in an Asset Purchase Agreement dated July 20, 1995 by and between the Company and the Buyer (the "Agreement").

The following is a summary of the major provisions contained in the Agreement and the other documents and agreements relating to the purchase and sale of the WMI Business:

Acquired Assets: Included in the purchase and sale of the WMI Business were all government contracts, backlog of customer purchase orders, customer list, trademarks, patents and rights to manufacturing know-how, drawings, designs and technical documentation, inventories (other than machine shop inventory), selected production tooling, test fixtures and test sets and equipment, and trade accounts receivable and goodwill relating to the WMI Business.

Excluded Assets: Excluded from the purchase and sale of the WMI Business were cash and cash equivalents, marketable securities, all machine shop assets, all other production machinery and equipment, office furniture and computer equipment and all other intangible rights and assets not related to the WMI Business.

Purchase Price: The Purchase Price paid by the Buyer to the Company for the Acquired Assets was $1,433,965 of which $1,308,965 was paid at the closing and $125,000 was deposited into an Escrow Account in accordance with the Agreement. The purchase price was later adjusted pursuant to a settlement agreement entered into between the parties on October 20, 1995 to reflect decreases in outstanding accounts receivable as of the closing date. The adjusted purchase price paid for the acquired assets was $1,170,384. However, the Company is contesting approximately $32,000 claimed by the Buyer as a reduction in the purchase price for uncollected accounts receivable which may result in an increase in the adjusted purchase price upon resolution of the Company's claim.

Reassignable Accounts Receivable: The Company agreed to repurchase from the Buyer any of the accounts receivable purchased by the Buyer which remained outstanding as of 120 days after the closing date "Reassignable Accounts Receivable") on a dollar-for-dollar basis. The Buyer was entitled to deduct the purchase price to be paid by the Company for any Reassignable Accounts Receivable directly from the $125,000 Escrow Account established at the closing for such purpose. On November 21, 1995, the Buyer submitted a claim of $95,264.48 to the Escrow Agent for payment of Reassignable Accounts Receivable, which amount is being contested by the Company. The Company responded by providing an accounting of the amounts charged against the $125,000 escrow. Subsequently, the Buyer adjusted their claim to $32,000 . The Company is still contesting the claim and is attempting to resolve the matter, however, no agreement has yet been reached.

Assumed Liabilities: At the closing, the Buyer assumed only the liabilities, responsibilities and obligations of the Company arising on or after the closing for (i) the government contracts and all customer contracts included in the backlog and (ii) all warranty obligations of the Company. The Buyer did not assume any other liabilities or obligations of the Company, which liabilities and obligations, including specifically all environmental liabilities, remained with the Company after the closing.

Non-Competition: As a condition to the sale of the WMI Business, the Company agreed that for a period of five (5) years from the closing, the Company would not engage in any business which is in competition with the WMI Business sold to the Buyer or solicit any customers to discontinue or alter their relationships with the

Buyer. The non-competition agreement entered into by the Company with the Buyer specifically excluded the continued operation of the Company's machine shop after the closing as well as the sale by the Company of any of the Excluded Assets to any person whether or not such person is in competition with the Buyer.

Assignment of Tradename: As part of the purchase and sale of the WMI Business, the Company has granted to the Buyer a license to utilize the name "Western Microwave" in the conduct of the microwave business formerly carried on by the Company. The Company has further agreed to assign all right, title and interest in and to such tradename upon obtaining the necessary shareholder approval to a change in the Company's name.

PLAN OF LIQUIDATION AND DISSOLUTION

         Adoption of Plan by Board of Directors. On May 9, 1996, the Board of Directors of the Company approved a plan of dissolution and liquidation of the Company (the "Plan"), subject to the approval of the shareholders of the Company. The following summary description of the Plan is qualified in its entirety by reference to the Plan itself. The Plan provides that upon adoption by the Shareholders, the Company will be dissolved and its corporate existence terminated in accordance with Virginia law.

         Sale or Other Disposition of Remaining Assets. Pursuant to the Plan, the Company will dispose of any remaining assets other than (i) cash and marketable securities or (ii) any assets associated with the cleanup of the Former Headquarters. At September 30, 1996, substantially all of the Company's assets consisted of cash and marketable securities.

         Environmental Reserve; Holdback in Liquidation Distribution. The Company previously established a reserve to cover the potential costs and expenses to complete the cleanup of the environmental contamination at the Company's Former Headquarters and matters related thereto (the "Environmental Reserve"). At September 30, 1996, the amount of the Environmental Reserve was $1 million. Because it is anticipated that the cleanup of the Company's former headquarters located at 1271 Reamwood Avenue, Sunnyvale, California may not be accomplished for a number of years, and because changes and conditions at the site as the cleanup is undertaken or other unknown circumstances may result in a significant increase in future clean up costs which cannot be anticipated at this time, the Board of Directors intends to hold back $3 million from the initial liquidating distribution to the stockholders pending the final resolution of the environmental cleanup (the "Environmental Holdback").

         The proposed liquidation will not discharge the Company's environmental liabilities. A Liquidating Trust is being established by the Board of Directors to make available assets for the environmental remediation at the Company's Former Headquarters and matters related thereto (the "Environmental Remediation"). See -- Liquidating Trust Agreement. If the Environmental Holdback is insufficient to discharge the Company's obligations, the Shareholders may be liable in the amount of any distributions made to such Shareholders by the Company or the Trustee of the Liquidating Trust.

         If, when the Environmental Remediation is completed, the full amount of the Environmental Holdback has not been utilized, the remainder will be distributed to the Shareholders holding interests in the Liquidating Trust at such time that the distribution is made.

         Liquidating Trust Agreement. The Board of Directors will create a Liquidating Trust for the benefit of the Company's shareholders to hold the Company's assets and to satisfy the Company's liabilities and expenses during the liquidation. Shareholders will participate pro rata, in accordance with their percentage stock ownership interests in the Company, in any assets remaining in the Liquidating Trust after the payment of all costs and expenses and the satisfaction of all liabilities and other financial obligations by the Company. The Directors believe that the reserved amounts for future environmental costs and other contingencies and expenses will be sufficient to satisfy all present and future obligations of the Company during the liquidation. However, no assurances can be given that any assets will remain in the Liquidating Trust after the satisfaction of such liabilities and expenses or that any amounts will be available for future distribution from the Liquidating Trust. Further, due to the lengthy time period anticipated for resolution of the environmental issues, the existence of the Liquidating Trust may continue for a considerable period of time subsequent to the legal dissolution of the Company for purposes of discharging the Liquidating Trust's liabilities and distributing the Liquidating Trust's assets.

         Investment of Proceeds. Pending any liquidating distributions, the assets of the Company will be invested in such manner as the Board of Directors, in its sole discretion, deems appropriate, with a view towards the preservation of such assets.

         Costs and Expenses. The Board of Directors will authorize the payment of reasonable and necessary expenses relating to the administration of the plan and liquidating distributions contemplated thereunder, including but not limited to all legal, accounting, printing, appraisal and other fees and expenses of persons rendering services to the Company. The Plan also authorizes the payment of reasonable compensation to any person providing services on behalf of the Company in connection with the resolution of the Company's environmental matters and the investment of the Company's assets pending final liquidation.

Employees

As of September 30, 1996, the Company had one full-time employee, Dr. Ibrahim Hefni, the Company's President, Treasurer and Chief Executive Officer.

Environmental Laws

In 1990 the Company was named as a defendant in two environmental lawsuits. Both lawsuits relate to the alleged contamination by the Company of the soil and groundwater at or in the vicinity of the Company's former headquarters at 1271 Reamwood Avenue, Sunnyvale, California (the "Former Headquarters") as the result of the operation of a plating room in the early 1980s. The plating operation was closed by the Company in 1985.

In 1992 the Company settled both environmental lawsuits. Under the terms of the settlements, the Company agreed to undertake certain soil and groundwater remediation activities at the Former Headquarters. The clean-up of the Former Headquarters will be undertaken in accordance with site clean-up requirements approved by the California Regional Water Quality Control Board ("RWQCB") in response to a workplan for remedial action submitted by the Company. The RWQCB is responsible for overseeing the remediation of contaminated sites which might affect the quality of the waters of the State of California.

The RWQCB has adopted site cleanup requirements for WMI to investigate and remediate VOC contamination found in the soil and groundwater at the site. Since the adoption of the cleanup orders, the RWQCB and WMI have disagreed as to the extent of WMI's liability for the contamination. In addition, WMI contends that there are other responsible parties who have contributed to the site contamination.

The disagreements between WMI and the RWQCB resulted in the imposition by the RWQCB in 1995 of administrative civil liability against WMI in the amount of $600,000. WMI appealed the order imposing civil liability and in June 1995 the parties entered into a Settlement Agreement to avoid future litigation. Under the terms of such Settlement Agreement, WMI agreed to dismiss its appeal of the RWQCB order, to pay a total of $100,000 in penalties, to expend $250,000 in soil and groundwater remediation activities and to contribute an additional $250,000 to an irrevocable account to be used solely for future investigation and remediation at the site. In addition, WMI agreed to accomplish certain remediation tasks in accordance with an agreed to schedule. In accordance with the schedule of tasks, in 1995 WMI undertook the excavation and remediation of contaminated soil from most of the "hot-spot" areas at the site and continued its efforts to evaluate and propose a final remediation plan for the remaining soil and groundwater contamination at the site. (See Item 3, LEGAL PROCEEDINGS - Environmental Claims).

INVESTMENT OF CURRENT ASSETS

As a result of the sale of the WMI Business and the subsequent liquidation of other tangible assets, substantially all of the Company's remaining assets consist of cash and marketable securities. As of September 30, 1996, the Company's net current assets (current assets less current liabilities) totaled approximately $5.3 million. Pending the resolution of the Company's environmental liability for the cleanup of the Former Headquarters, the Company has invested substantially all of its current assets in a diversified portfolio of marketable securities.

At September 30, 1996, the Company's portfolio was invested as follows: 2% in fixed income securities maturing in the year 2020; 67% in common stocks; 29% in high-yielding preferred stocks; and 2% in money market funds. The portfolio has been structured to preserve capital with a view towards generating current income from interest, dividends and capital gains.

The estimated annual income from the investment of the Company's portfolio is approximately $410,000. In addition, the Company is expected to derive capital gains from the sale of certain investments which have appreciated over their original cost. At September 30, 1996, the net unrealized appreciation (net of tax effect) in the value of the investments over their original cost totaled $413,868. In addition, the Company had unrealized gains on put and call option contracts of $408,360 at September 30, 1996.

ITEM 2.  PROPERTIES

The Company maintains no operating facility. At the present time, the Company maintains a Post Office Box for mailing purposes.

ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL CLAIMS

LITIGATION MATTERS:

Two environmental lawsuits were instituted against the Company in fiscal year 1990. Both lawsuits relate to the alleged contamination by the Company of the soil and groundwater at or in the vicinity of the Company's former headquarters at 1271 Reamwood Avenue, Sunnyvale, California (the "Former Headquarters"). The two lawsuits were instituted against the Company separately by Intersil, Inc. ("Intersil") and by the owner of the Former Headquarters.

         Suit by Intersil. On September 28, 1990, Intersil instituted a civil action in the United States District Court, Northern District of California pursuant to the

         Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for reimbursement of response costs incurred and to be incurred by Intersil in response to the release or threatened release of hazardous substances from the Former Headquarters and for a declaratory judgment as to the Company's liability for future response costs. The action also sought a judgment awarding Intersil compensatory damages, costs and interest, as well as an order requiring that the Company abate the conditions giving rise to the action. The Intersil suit followed the demand made in May, 1990 for not less than $807,831.50 which represented approximately 50% of Intersil's response costs incurred as of February 28, 1990. In 1992, Intersil increased its demand to approximately $3.7 million. The suit also included claims for negligence, nuisance, waste and trespass, all as a result of the alleged release or threatened release of hazardous substances into the environment by the Company.

         Suit by Former Landlord. In August, 1990, the owner of the Former Headquarters instituted legal action against the Company in Superior Court of California, Santa Clara County, for the costs of investigating and remedying suspected toxic contamination at the site. The complaint alleged that during its occupancy of the Former Headquarters, the Company released or disposed of certain toxic and hazardous substances onto the property resulting in contamination of the groundwater beneath the property. The complaint estimated that the cost of investigation and clean-up of the alleged contamination exceeded $200,000. The owner's complaint also sought to hold the Company liable for lost rents in excess of $30,000 per month until the clean-up of the alleged contamination is complete. In addition, the owner's complaint alleged that the Company damaged the property by failing to properly maintain it and by removing fixtures and causing other damage upon vacating the premises. The complaint estimated that the costs that will be incurred to repair and restore such alleged damage will total not less than $50,000. The complaint also sought to recover for the diminution in the value of the property caused by all of the alleged actions of the Company as described above. Finally, the complaint sought punitive damages of $1,000,000 and payment of the owner's other administrative costs and legal expenses.

The Company retained environmental counsel to defend the Company in both the Intersil suit and the environmental lawsuit filed by the Former Landlord. The primary liability issue in both lawsuits was whether or not the Company was the source of any soil and/or groundwater contamination at the Former Headquarters and, if so, the allocation of the clean-up costs at or about the site among the contributors.

On July 28, 1992, the Company announced that it had reached an agreement to settle the two environmental lawsuits instituted against the Company by Intersil and the Former Landlord. Definitive settlement agreements were executed and exchanged by all parties in November, 1992. Under the terms of both settlements, the Company agreed to reimburse both Intersil and the Former Landlord for certain costs alleged to have been incurred in remediating soil and groundwater contamination at the Former Headquarters. The costs of both settlements were funded, in large part, by $1,000,000 in proceeds obtained from the Company's insurance carriers in exchange for a release forever discharging the insurance carriers from further claims in connection with the site. In addition, as part of the settlements the Company agreed to undertake soil and groundwater remediation at the Former Headquarters.

SITE CLEANUP REQUIREMENTS:

Since 1993, the Company has been engaged in the clean-up of the Former Headquarters pursuant to the Settlement Agreements and in accordance with site cleanup orders adopted by the California Regional Water Quality Control Board (the "RWQCB"). The RWQCB is responsible for overseeing the remediation of contaminated sites which might affect the quality of the waters of the State of California.

The RWQCB has adopted site cleanup requirements for WMI to investigate and remediate VOC contamination found in the soil and groundwater at the site. A workplan for remedial action, including several amendments thereto, was submitted by the Company to the RWQCB in early 1993. In July of 1993, the RWQCB conditionally approved the Company's workplan. The workplan contemplated the installation by the Company of a pilot treatment system for the underground removal of chemical contamination in the shallow groundwater at the site as well as soil remediation and additional testing and groundwater monitoring at the site. In fiscal 1994, the Company continued its efforts to obtain final approval of a workplan for remedial action from the RWQCB. Under the terms of the settlement agreements entered into by the Company, the Company was entitled to hook into an existing groundwater treatment system being operated on a contiguous site. However, after the settlement agreements were executed, the operator of the system advised the Company of its intention to abandon the system and to implement a passive treatment system. As a result of these changes in circumstances, the Company experienced some delays in implementing groundwater treatment at the site and full compliance with the RWQCB cleanup orders.

Since the adoption of the cleanup orders, the RWQCB and WMI have disagreed as to the extent of WMI's liability for the contamination. In addition, WMI contends that there are other responsible parties who have contributed to the site contamination. The disagreements between WMI and the RWQCB resulted in the imposition by the RWQCB in 1995 of administrative civil liability against WMI in the amount of $600,000. WMI appealed the order imposing such civil liability and in June 1995 the parties entered into a Settlement Agreement to avoid future litigation. Under the terms of such Settlement Agreement, WMI agreed to dismiss its appeal of the

RWQCB order, to pay a total of $100,000 in penalties, to expend $250,000 in soil and groundwater remediation activities and to contribute an additional $250,000 to an irrevocable account to be used solely for future investigation and remediation at the site. In addition, WMI agreed to accomplish certain remediation tasks in accordance with an agreed to schedule.

In October 1995, Intersil notified the Company that the Intersil's Bentonite slurry wall was damaged by excavation activity performed by the Company. Intersil alleged this damage was responsible for increased migration of groundwater from Intersil's site to the Company's site. Following a series of motions and proceedings before a Special Master, the court entered an order on August 19, 1996 requiring the Company to pay approximately $210,000 in damages to Intersil plus $16,000 in Special Master fees. The order was confirmed in a judgment entered on October 30, 1996. In addition, the Company may be required to pay additional attorneys' fee to Intersil of $60,000. The Company has appealed the order and is currently investigating its options. Management is unable to determine the outcome of the appeal but has taken this judgment into consideration in determining the environmental liability reserve. During fiscal 1996, the Company incurred and expensed approximately $200,000 in environmental cleanup costs.

The Company has been ordered to resubmit a Remedial Action Plan ("RAP") to the Regional Water Quality Control Board ("RWQCB") which evaluates and proposes a final remediation plan for the Sunnyvale site. The Company has submitted its draft RAP to the RWQCB and expects to obtain approval in the next few months.

ENVIRONMENTAL RESERVE:

In fiscal year 1990, the Company established a reserve in the amount of $250,000 to cover the anticipated costs and expenses of conducting the environmental investigation and defending against the environmental claims instituted by Intersil and by the owner of the Former Headquarters or which might be instituted by the California Regional Water Quality Control Board. In the second quarter of fiscal 1992, the legal reserve was increased by $150,000. As a result of the settlement of the environmental lawsuits, at the end of 1992 the legal reserve was converted to a reserve for anticipated environmental clean-up costs.

As a result of the conditional approval of the Company's workplan contemplating significant soil and groundwater remediation activities, in 1993 the Company increased the reserve for future environmental clean-up costs to $500,000. In fiscal 1994 and fiscal 1995, the Company expensed all current environmental costs which totaled approximately $564,000 for the two year period. In fiscal 1996, environmental cleanup related expenses totaled approximately $200,000.

As a result of further investigation and soil remediation activities completed by the Company at the site in fiscal 1995, the Company determined that the existing $500,000 environmental reserve would not be adequate to complete the cleanup. As a result, in fiscal 1995, the Company increased the reserve for future environmental costs by $500,000 to $1,000,000. Notwithstanding the additional cleanup expenses incurred during 1996, the Company has maintained the reserve at $1,000,000 at September 30, 1996.

The $1,000,000 reserve represents management's best estimate of the anticipated costs and expenses to complete the clean-up of the site in accordance with the Company's workplan. However, there is no assurance that the clean-up of the site can be completed for the reserved amount and changes in conditions at the site as the clean-up is undertaken or other unknown circumstances may result in significant increases in future clean-up costs which cannot be reasonably anticipated by the Company at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The Company delayed its Annual Meeting in 1996 to combine it with a Special Meeting of Shareholders to be held for the purpose of approving the Plan of Liquidation and Dissolution adopted by the Board of Directors on May 9, 1996. The Company filed a Preliminary Proxy Statement on June 7, 1996 and received comments from the staff of the Securities and Exchange Commission (the "Commission") on July 9, 1996. However, after responding to the Commission's comments in September, 1996, the Company's Board of Directors decided to defer the Special Meeting until the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 was available for distribution to shareholders. The Company anticipates that the Meeting of Shareholders will be held on or about April 2, 1997.

                                     Part II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

Western Microwave, Inc. Common Stock is traded in the over-the-counter market under the symbol WMIC. The Company's Common Stock was included in the Nasdaq Small Cap Market until May 1996, when it was delisted by the Nasdaq Stock Market, Inc. The Company's Common Stock continues to be traded on the Nasdaq OTC Bulletin Board.

The following table shows the range of high and low bid quotations as reported in the Nasdaq over-the-counter market for the Company's Common Stock for the periods indicated.

                                         FISCAL YEAR              FISCAL YEAR
                                             1996                    1995
                                       HIGH        LOW         HIGH        LOW

First Quarter                          1-7/8     1-3/8         1-1/8       1
Second Quarter                         1-5/8     1-1/4         1           1
Third Quarter                          1-5/8     1-1/4         1-1/2       1
Fourth Quarter                         1-1/2     1             2-1/8       1-3/8

The over-the-counter market quotations shown above reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. Since May, 1996, the trading in the Company's Common Stock has not been reported and is difficult to monitor. The prices may fluctuate widely depending on the trading volume and the balance between buy and sell orders. Stockholders are urged to contact their brokers to obtain current information with respect to the trading price of the Common Stock.

No dividends have been paid by the Company on its Common Stock during the five-year period ended September 30, 1996; provided, however, that in the second quarter of the 1992 fiscal year, the Company announced the redemption, in their entirety, of all outstanding Rights under the Company's Common Shares Rights Agreement dated as of February 17, 1989 at a redemption price of $.01 per Right payable in cash to holders of record as of February 11, 1992. The total redemption of such Rights was effected during the second quarter of the 1992 fiscal year at a cost to the Company of $14,052.33, which amount was characterized as an extraordinary dividend distribution. The Company had approximately 600 shareholders of record as of September 30, 1996.

Item 6.      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Assets. Total assets as of September 30, 1996 increased from the beginning of the fiscal year by approximately $1.23 million to a total of $8.55 million. The increase in total assets is the result of additional purchases of investment securities on margin ($1.1 million), appreciation in the fair value of investment securities ($97,000) and proceeds from sale of common stock ($150,000), offset by the net loss for the year of approximately $117,000.

Total Stockholders' Equity. Total stockholders' equity as of the close of the 1996 fiscal year increased from approximately $5.13 million (or $3.73 per share) at the beginning of the fiscal year to approximately $5.27 million (or $3.44 per share) at the close of the fiscal year. The increase of approximately $129,000 in total stockholders' equity for the current fiscal year is the result of the aforementioned increase in the fair value of investment securities and proceeds from the sale of common stock offset by the net loss incurred for the year. The decline in the book value per share of $.29 is the result of additional shares issued in the sale of common stock which more than offset the increase in stockholders' equity on a per share basis.

Environmental Liability. Under the terms of the settlement agreements entered into by the Company in connection with the settlement of the environmental lawsuits, the Company has agreed to undertake certain soil and groundwater remediation activities at its former headquarters on Reamwood Avenue, Sunnyvale, California (See, Item 3, LEGAL PROCEEDINGS - Environmental Claims)

In fiscal year 1990, the Company established a reserve in the amount of $250,000 to cover the anticipated costs and expenses of conducting the environmental investigation and defending against the environmental claims instituted by Intersil and by the owner of the Former Headquarters on which might be instituted by the California Regional Water Quality Control Board. In the second quarter of fiscal 1992, the legal reserve was increased by $150,000. As a result of the settlement of the environmental lawsuits, at the end of 1992 the legal reserve was converted to a reserve for anticipated environmental cleanup costs.

As a result of the conditional approval of the Company's workplan contemplating significant soil and groundwater remediation activities in 1993, the Company increased the reserve for future environmental cleanup costs to $500,000. In fiscal 1994 and 1995, the Company expensed all current environmental costs which totaled approximately $564,000 for the two year period.

As a result of further investigation and soil remediation activities completed by the Company at the site in fiscal 1995, the Company determined that the existing $500,000 environmental reserve should not be adequate to complete the cleanup. As a result, in fiscal 1995, the Company increased the reserve for future environmental costs by $500,000 to $1,000,000. The $500,000 increase in the environmental reserve at the close of the 1995 fiscal year was based, in large part, on the historical costs expended by the Company in the clean up in fiscal 1994 and 1995. During such two year period, the Company's cleanup costs and expenses averaged approximately $282,000 per year. Under the Company's workplan, the Company could reasonably expect to continue groundwater treatment for a minimum of two to three years at an annual cost per year of at least $250,000. Accordingly, the $1,000,000 reserve at September 30, 1995 was intended to cover the anticipated cleanup costs of operating a groundwater treatment system for a three to four year period.

The Company, in fiscal 1996, expensed approximately $200,000 in costs relating to the environmental cleanup but has left the $1,000,000 reserve unchanged. The $1,000,000 reserve at September 30, 1996 represents management's best estimate of the anticipated costs and expenses to complete the cleanup of the site in accordance with the Company's proposed workplan. However, there is no assurance that the cleanup of the site can be completed for the reserved amount and changes in conditions at the site as the cleanup is undertaken or other unknown circumstances may result in significant increases in future cleanup costs which cannot be reasonably anticipated by the Company at this time. At September 30, 1996, the Company's total assets exceeded $8.5 million, and, therefore, the Company believes that it has more than sufficient assets to complete the cleanup in the event the anticipated costs and expenses exceed the amount of the reserve.

Liquidity and Capital Resources. As a result of the sale of the WMI Business in fiscal 1995, substantially all of the Company's assets consist of cash and marketable securities. Pending the resolution of the Company's environmental liability for the cleanup of the Former Headquarters, the Company has invested substantially all of its current assets in a diversified portfolio of marketable securities. As of September 30, 1996, the portfolio of marketable securities were valued at approximately $8.33 million.

RESULTS OF OPERATIONS

Sales or Cost of  Sales.  The  Company  had no sales or costs of sales in fiscal
1996.

Selling, General and Administrative Expenses. Included in total selling, general and administrative expenses for fiscal 1996 were compensation paid to Dr. Hefni in the form of environmental consulting fees of $150,000, portfolio management fees of $66,000 and a portfolio value increase fee of $112,000. Other significant expense items include legal expenses of $214,000 and environmental cleanup related expenses of $200,000.

Interest, Dividends and Capital Gains. Investment income for fiscal 1996 consisting of interest, dividends and capital gains on the sales of securities totaled $731,531, an increase of approximately $203,000 (or 38%) from fiscal 1995 levels. In addition, in fiscal 1996, the Company realized an additional gain of approximately $105,000 on the sale of operating and business assets in connection with the sale of WMI Business.

ITEM 7.      FINANCIAL STATEMENTS

The Company's audited financial statements for the fiscal year ended September 30, 1996 and for the period indicated accompany this report as Item 13(a)1.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Grant Thornton LLP audited the financial statements of the Company for each of the fiscal years ended September 30, 1990 through 1996. There have been no changes in or disagreements with the Company's independent public accountants during the two most recent fiscal years.


                                    PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH
             EXCHANGE ACT REPORTING REQUIREMENTS

The directors of the Company as of the date of this report are:

                                DIRECTOR
NAME OF DIRECTOR           PRINCIPAL OCCUPATION                  SINCE      AGE
----------------           --------------------                  -----      ---
Dr. Ibrahim Hefni          President, Treasurer                  1989       69
                           and Chief Executive
                           Officer of the Company

James M. Herrmann          President and Director of             1990       51
                           Microwave Engineering
                           Corporation, a manufacturer
                           of microwave and millimeter
                           wave components

Basil Hefni                Self Employed - Private Investor      1995       37

Except as set forth below, each of the nominees has been engaged in his principal occupation described above during the past five years. Basil Hefni is the son of Dr. Ibrahim Hefni. There are no other family relationships between any director or executive officer of the Company.

Dr. Hefni was elected as Acting Chief Executive Officer of the Company in February, 1990 and assumed the offices of Chief Executive Officer, President and Treasurer in November, 1991. On August 6, 1993, Dr. Hefni resigned as President and Treasurer of the Company due to illness and on November 18, 1993, Dr. Hefni resigned his position as Chief Executive Officer of the Company. Dr. Hefni reassumed the positions of Chief Executive Officer, President and Treasurer of the Company on March 8, 1994.

Michael Ghandehari, who was elected to the Board of Directors at the 1995 Meeting of Shareholders, resigned his position as a director on August 11, 1995 after the closing of the sale of the WMI Business to ST Microwave Corp. as a result of his subsequent employment by the Buyer. The Board of Directors appointed Basil Hefni to fill the vacancy created by the resignation of Mr. Ghandehari to serve until the next Annual Meeting of Shareholders.

The Annual Meeting of Shareholders of 1997 is scheduled to be held on or about April 2, 1997.

The executive officers of the Company as of the date of this report are:

NAME                                  POSITION                           AGE
----                                  --------                           ---
Dr. Ibrahim Hefni                     Chief Executive Officer,           69
                                      President, Treasurer
                                      and Secretary

ITEM 10.      EXECUTIVE COMPENSATION

The following table shows the total compensation of the Company's Chief Executive Officer and of the other executive officers of the Company for the periods indicated:

                                            SUMMARY COMPENSATION TABLE

Name and                                                                          Other Annual         Long-Term
Principal Position              Year           Salary           Bonus             Compensation         Compensation(1)
Ibrahim Hefni
  President, Treasurer & CEO    1996           $ - 0 -          $ - 0 -           $ 328,000(6)           None
  President, Treasurer & CEO    1995           $150,000         $398,000(2)        $100,000(3)           None
  President, Treasurer & CEO    1994           $ - 0 -          $ - 0 -           None                   (4)

Michael Ghandehari(5)
  Secretary                     1996           $ - 0 -          $ - 0 -           None                 None
  Secretary                     1995           $                $
  Secretary                     1994           $ 69,235         $ - 0 -           None                 None


(1)      Incudes any award of restricted  stock,  stock options  granted,  SARs,
         long-term  incentive  plans  or  similar  arrangements   providing  for
         long-term compensation.

(2) In fiscal 1995, Dr. Hefni was paid a total of $398,000 as compensation for the management of the Company's investment portfolio for the four
         (4) year period 1991 through 1995 based on a percentage of the income and net appreciation in the value of the investment portfolio.

(3) In fiscal 1995, Dr. Hefni was paid an environmental consulting fee of $100,000 in addition to his salary as President, Treasurer and CEO.

(4) In consideration of all services rendered to the Company, in fiscal 1994, Dr. Hefni was granted an option, exercisable at any time within 10 years, to purchase up to 150,000 shares of the Company's Common Stock at the current fair market value per share on the date of such grant of $1.00 per share. Dr. Hefni exercised the option to purchase these shares in May 1996.

(5) On August 6, 1993, the Board of Directors appointed Mr. Ghandehari to serve as Acting President and Treasurer of the Company as a result of the illness of Dr. Hefni. On March 8, 1994, Dr. Hefni resumed the positions of President, Treasurer and Chief Executive Officer. Mr. Ghandehari resigned as a director of the Company in August 1995.

(6) In fiscal 1996, Dr. Hefni was paid an environmental consulting fee of $150,00, portfolio management fees of $66,000 and a portfolio value increase fee of $112,000.

Except as set forth in footnote 4 above, neither the Company's Chief Executive Officer nor any other executive officer has been granted any stock options or stock appreciation rights ("SARs") or participates in any other long-term incentive plan ("LTIP") at the Company.

The Company has no employment contracts or other compensatory plans or arrangements providing for any payments by the Company upon the resignation, retirement or other termination of an executive officer's employment with the Company or upon a change in control of the Company. The Company did not pay any Directors fees during fiscal 1996.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

As of December 30, 1996, 1,528,491 shares of the Company's Common Stock were issued and outstanding. Information as of December 30, 1996 as to each person known to Management to be the beneficial owner of more than 5% of the Company's Common Stock is set forth below:

NAME AND ADDRESS                           AMOUNT OWNED          PERCENT OWNED
----------------                           -----------           -------------

I. and W. Hefni                             341,200                 22.32%
704 Hemenway Cove
Boulder City, NV 89005

Basil Hefni                                 240,000                 15.70%
940 Great Pond Road
North Andover, MA 01845

Microwave Engineering Corp.                 224,500                 14.69%
1551 Osgood Street
North Andover, MA 01845

The following table sets forth the beneficial ownership of Common Stock of the Company (including shares subject to immediately exercisable stock options) as of December 30, 1996 of each director of the Company and of all directors and officers as a group:

                                    NUMBER OF                   APPROXIMATE
NAME                                SHARES OWNED            PERCENTAGE OWNERSHIP
----                                ------------            --------------------

Dr. Ibrahim Hefni                   565,7001(2)                   37.01%

Basil Hefni                         240,000                       15.70%

James M. Herrmann                   224,500(1)                    14.69%



All directors and
executive officers as
a group (3 persons)                 805,700                       52.71%
------------------
1        Includes, in the case of Dr. Hefni, and represents,  in the case of Mr.
         Herrmann, 224,500 shares owned by Microwave Engineering Corporation, of which Dr. Hefni and Mr. Herrmann are directors.

2 Does not include 240,000 shares beneficially owned by Basil Hefni as to which shares Dr. Hefni disclaims beneficial ownership. Basil Hefni is Dr. Hefni's adult son and does not share the same residence as Dr. Hefni.


ITEM 12:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS;
              OTHER TRANSACTIONS


During the fiscal year ended September 30, 1996, the Company engaged in certain transactions with Microwave Engineering Corporation ("MEC"), the holder of 224,500 shares of the Company's Common Stock (or 16.29% of the outstanding Common Stock). James M. Herrmann, President of MEC, serves as a Director of the Company. Dr. Hefni, Chief Executive Officer and a Director of the Company, is a stockholder and a Director of MEC.

The transactions between the Company and MEC included the preparation by MEC of the Company's payroll and the Company's quarterly payroll reports. MEC did not charge the Company for this service and no compensation was paid by the Company to MEC for such services in fiscal 1995 or 1996.

                                     PART IV

Item 13.      INDEX OF EXHIBITS, FINANCIAL STATEMENTS AND REPORTS
              OF FORM 8-K

(a)      The following documents are filed as part of this report.

         1. Financial Statements. The audited financial statements, including the Notes thereto, to be included in Part II, Item 7 which accompany this Report as Item 13(a)1 are as follows:

            (i)    Balance Sheet for Fiscal Year Ended September 30, 1996;

            (ii) Statements of Operations for the Fiscal Years ended September 30, 1996 and 1995.

            (iii) Statement of Stockholders' Equity for Fiscal Years ended September 30, 1996 and 1995; and

            (iv) Statements of Cash Flows for Fiscal Years ended September 30, 1996 and 1995.

         2. Exhibits.

            Exhibit 21.    The Company's  sole  subsidiary is Western  Microwave
                           International    Inc.,    a    foreign    corporation
                           incorporated and based in the U.S. Virgin Islands.

            Exhibit 24.    Power of Attorney (below).

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter ended September 30, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WESTERN MICROWAVE, INC.
                                             By:  Dr. Ibrahim Hefni


                                              /s/ I. Hefni
                                             -------------------------------
                                             President, Chief Executive Officer,
                                             and Treasurer

Dated:  February 11, 1997

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ibrahim Hefni as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                              TITLE                      DATE
---------                              -----                      ----
                               Chief Executive Officer,
/s/ I. Hefni                   President, Treasurer
---------------------          and Director                  February 11, 1997
Ibrahim Hefni



/s/ James M. Herrmann          Director                      February 11, 1997
---------------------
James M. Herrmann



/s/ Basil Hefni                Director                      February 11, 1997
---------------------
Basil Hefni

                     WESTERN MICROWAVE, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS
                                       AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           SEPTEMBER 30, 1996 AND 1995




               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors
Western Microwave, Inc.

We have audited the accompanying balance sheet of Western Microwave, Inc., as of September 30, 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note I to the financial statements, the Company's Board of Directors has approved a plan of liquidation of the Company, pending shareholder approval.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Microwave, Inc., as of September 30, 1996, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP


San Jose, California
January 15, 1996





                             WESTERN MICROWAVE, INC.

                                  BALANCE SHEET

                               SEPTEMBER 30, 1996



                                     ASSETS

Cash and cash equivalents                                                    $   45,787
Money market fund                                                               160,668
Securities available for sale                                                 8,334,637
Other assets                                                                      9,861
                                                                             ----------
         Total assets                                                        $8,550,953
                                                                             ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts payable                                                          $  142,341
   Margin account liability                                                   1,075,437
   Accrued liabilities                                                        2,067,319
                                                                             ----------
       Total liabilities                                                      3,285,097

COMMITMENTS AND CONTINGENCIES                                                         -

STOCKHOLDERS' EQUITY
   Common stock - $.10 par value; 3,000,000 shares authorized;
     1,555,233 issued, 1,528,491 outstanding                                    152,849
   Capital in excess of par value                                             4,148,981
   Unrealized gain on marketable securities                                     413,868
   Retained earnings                                                            550,158
                                                                             ----------
         Total stockholders' equity                                           5,265,856
                                                                             ----------
                                                                             $8,550,953
                                                                             ==========


The accompanying notes are an integral part of this statement.





                             WESTERN MICROWAVE, INC.

                            STATEMENTS OF OPERATIONS

                            YEAR ENDED SEPTEMBER 30,



                                                                                     1996               1995
                                                                                  ----------        -----------
Sales                                                                              $       -         $2,153,713

Costs of sales                                                                             -          1,493,684
                                                                                  ----------        -----------

          Gross profit                                                                     -            660,029

Selling, general and administrative expenses                                         947,738          2,003,069
Investment income                                                                   (731,531)          (527,928)
Gain on sale of operating business and assets                                       (105,018)          (961,087)
Other income                                                                         (32,986)              (323)
                                                                                  ----------        -----------
                                                                                      78,203            513,731
                                                                                  ----------        -----------

          Earnings (loss) before income taxes                                        (78,203)           146,298

Income tax benefit (expense)                                                         (38,702)           192,652
                                                                                  ----------        -----------

          NET EARNINGS (LOSS)                                                      ($116,905)        $  338,950
                                                                                  ===========       ===========

Earnings (loss) per share of common stock                                             ($0.08)        $     0.25
                                                                                  ===========       ===========

Weighted average number of shares of common stock outstanding                      1,450,049          1,381,033
                                                                                  ===========       ===========


The accompanying notes are an integral part of this statement.






                             WESTERN MICROWAVE, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                                                 `                                       Unrealized
                                                           Outstanding         Capital in                  Gain on
                                                          Common Stock          Excess of    Retained     Marketable
                                                     Shares          Amount     Par Value    Earnings     Securities       Total
                                                     ------          ------     ---------    --------     ----------       -----
Balance, October 1, 1994                           1,384,591        $138,459    $4,022,521   $328,113     $      -     $4,489,093

   Stock repurchase                                   (6,100)           (610)       (8,540)         -            -         (9,150)

   Fair value adjustment -
     securities available for sale                         -               -             -          -      317,252        317,252

   Net earnings                                            -               -             -    338,950            -        338,950
                                                   ---------       ---------     ---------  ---------    ---------      ---------
Balance, September 30, 1995                        1,378,491         137,849     4,013,981    667,063      317,252      5,136,145

   Fair value adjustment -
     securities available for sale                         -               -             -          -       96,616         96,616

   Sale of common stock                              150,000          15,000       135,000          -            -        150,000

   Net loss                                                -               -             -   (116,905)           -       (116,905)
                                                   ---------       ---------     ---------  ---------    ---------      ---------
Balance, September 30, 1996                        1,528,491        $152,849    $4,148,981   $550,158     $413,868     $5,265,856
                                                   =========       =========     =========  =========    =========      =========


The accompanying notes are an integral part of this statement.






                             WESTERN MICROWAVE, INC.

                            STATEMENTS OF CASH FLOWS

                            YEAR ENDED SEPTEMBER 30,


                                                                                              1996                1995
                                                                                              ----                ----
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net earnings (loss)                                                                     $(116,905)          $338,950
   Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
       Depreciation                                                                            1,996             51,061
       Deferred income taxes                                                                  33,702           (211,502)
       Gain on sale of securities                                                            (81,147)          (166,286)
       Gain on sale of operating business and assets                                        (105,018)          (961,087)
       Changes in assets and liabilities:
         Accounts receivable                                                                  (8,947)           (97,239)
         Other receivables                                                                    80,000             12,719
         Inventories                                                                               -             53,587
         Prepaid expenses                                                                      1,506             24,913
         Accounts payable                                                                   (146,863)           170,451
         Accrued liabilities                                                                 171,453          1,189,912
                                                                                           ---------          ---------
          Net cash provided by (used in) operating activities                               (170,223)           405,479

Cash flows from investing activities:
   Proceeds from sale of operating business and assets                                       105,018          1,607,873
   Purchase of investment securities                                                      (1,758,954)        (3,955,666)
   Proceeds from sale of investment securities                                             1,430,792          2,205,104
   Decrease in other assets                                                                        -             14,962
                                                                                           ---------          ---------
          Net cash used in investing activities                                             (223,144)          (127,727)

Cash flows from financing activities:
   Sale of common stock                                                                      150,000                  -
   Repurchase of Company stock                                                                     -             (9,150)
                                                                                           ---------          ---------
          Net cash provided by (used in) financing activities                                150,000             (9,150)
                                                                                           ---------          ---------

          NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                                                               (243,367)           268,602

Cash and cash equivalents at beginning of year                                               289,154             20,552
                                                                                           ---------          ---------

Cash and cash equivalents at end of year                                                     $45,787           $289,154
                                                                                           =========          =========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Income taxes                                                                            $19,800           $    800


The accompanying notes are an integral part of these statements.






                             WESTERN MICROWAVE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996 AND 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Company
    -----------

    Western Microwave, Inc. (the "Company") sold the remaining assets of its microwave manufacturing business to ST Microwave Corp. ("ST") in July of 1995. The Company is no longer engaged in the microwave manufacturing business. The Company's remaining business activity involves the resolution of the Company's ongoing environmental liability for the cleanup of the Company's former facility in Sunnyvale, California. The Company's remaining assets consist of marketable securities which are managed by the Company with a view towards the preservation of such assets and the generation of investment income in the form of interest, dividends and capital gains. See
    Note I.

    Use of Estimates
    ----------------

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash Equivalents
    ----------------

    For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    Earnings Per Share
    ------------------

    Earnings per share is based upon the weighted average number of outstanding common shares.


NOTE B - SALE OF OPERATING BUSINESS AND ASSETS

    On July 21, 1995, the Company completed the sale of certain of its operating assets associated with the conduct of its microwave components and subsystems businesses to ST of Sunnyvale, California, a subsidiary of Signal Technology Corporation. Under the terms of the initial asset purchase agreement and a subsequent agreement entered into by the Company and ST, the Company sold selected equipment, certain inventory, all outstanding accounts receivable, all intangible assets, the outstanding backlog of customer orders and the right to operate under the name of Western Microwave for a total net purchase price of approximately $1,150,000. In fiscal 1995, the Company recognized a gain of approximately $431,000 as a result of this transaction. During 1996, as a result of settling out the final amounts of claims between the Company and ST, the Company recognized an additional gain of approximately $105,000.

    Excluded from the sale to ST were substantially all the Company's electronic test equipment and production machinery, as well as all assets associated with the Company's machine shop operation. In September of 1995, these assets were liquidated by the Company which resulted in a gain of approximately $530,000 recognized by the Company.






                             WESTERN MICROWAVE, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           SEPTEMBER 30, 1996 AND 1995


NOTE C - INVESTMENT SECURITIES

    The Company accounts for its investment securities portfolio in accordance with the provisions of FASB 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investment securities are all classified as "available for sale" and are recorded in the accompanying balance sheet at fair value, with net unrealized gains and losses on these investments shown as a component of stockholders' equity.

    The amortized cost, unrealized gains and losses, and fair values of the Company's available-for-sale securities held at September 30, 1996 are summarized as follows:

                                                                         Gross          Gross         Estimated
                                                        Amortized     Unrealized     Unrealized         Fair
                                                          Cost           Gains         Losses           Value
                                                     -------------   -------------  -------------  -------------
       Equity securities                             $   7,582,437   $   1,049,788  $    (460,088) $   8,172,137
       Debt security                                       160,531           1,969            -          162,500
                                                     -------------   -------------  -------------  -------------

                                                     $   7,742,968   $   1,051,757  $    (460,088) $   8,334,637
                                                     =============   =============  =============  =============


    The debt security matures in the year 2020.

    Proceeds on sales of securities classified as available-for-sale were $1,430,792 and $2,205,104 in 1996 and 1995, respectively. Gains of $91,675 and $205,514 and losses of $34,562 and $39,228 were realized on these sales for 1996 and 1995, respectively. The Company uses the specific identification method to determine the cost of securities sold.

    The Company has entered into certain contracts in which the Company receives a payment and agrees to buy shares of specific securities if the holder puts the securities to the Company (put contracts). This obligation could occur if the market price of the securities drops below the option price. At September 30, 1996, the aggregate contract obligation to the Company, assuming all contracts were put to the Company would be $12,828,250. The aggregate obligation on put contracts for which the option price exceeds the market price is $1,738,250. The market risk to the Company is that if the share prices of the securities subject to the options decline below the option price, and the holder puts the securities to the Company, the Company would be required to buy the securities at a price in excess of market. At September 30, 1996, the Company has recorded a liability for the amounts received on open put contracts of $853,730. At September 30, 1996, the Company has net unrealized gains of $360,292 on open put contracts. The Company has also entered into certain contracts in which the Company receives a payment and agrees to sell shares of specific securities if the holder calls the securities from the Company (call contracts). This obligation could occur if the market price of the securities rises above the option price. The market risk to the Company is that if the share prices of the securities subject to the options rises above the option price and the holder calls the securities from the Company, the Company would be required to buy the securities at market price and sell them at a price less than market. There were no uncovered call contracts at September 30, 1996. At




                             WESTERN MICROWAVE, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           SEPTEMBER 30, 1996 AND 1995


NOTE C - INVESTMENT SECURITIES (continued)


    September 30, 1996, the Company has recorded a liability for the amounts received on open contracts of $59,318. At September 30, 1996, the Company has net unrealized gains of $48,068 on these open contracts. The Company records the premium payments it receives from these activities as a deferred liability upon receipt. Unrealized gains on open contracts are deferred and not recognized until the contracts lapse or are settled. Unrealized losses are not recognized until realized, i.e., when the contract is either put to the Company or called from the Company.


NOTE D - ACCRUED LIABILITIES

    Accrued liabilities consist of the following at September 30, 1996:

          Payroll and other                                 $     154,271
          Environmental cleanup/Litigation (Note H)             1,000,000
          Deferred income (Note C)                                913,048
                                                            -------------
                                                            $   2,067,319
                                                            =============


NOTE E - INCOME TAXES

    The Company adopted, effective October 1, 1993, the Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, issued in February 1992. Under the asset and liability approach for financial accounting and reporting for income taxes specified by SFAS 109, the following basic principles are applied in accounting for income taxes at the date of the financial statements: a) a current liability or asset is recognized for the estimated taxes payable or refundable on income for the current year; b) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; c) the measurement of current and deferred tax liabilities and assets is based on the provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated; and d) the measurement of deferred taxes is reduced, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.

    Certain events and application of the tax laws create temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The principal differences between assets and liabilities for financial statement and tax return purposes are the environmental reserve of $1,000,000, the unrealized gains on investment securities of approximately $591,000, and federal net operating loss carryforwards of $153,000.




                             WESTERN MICROWAVE, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           SEPTEMBER 30, 1996 AND 1995


NOTE E - INCOME TAXES (continued)

    Deferred taxes consist of the following at September 30, 1996:

          Deferred tax assets and (liabilities)
              Environmental reserves                       $   401,380
              Net operating loss carryforward                   52,000
              Unrealized gain on investments                  (229,800)
                                                           -----------
                                                               223,580
                 Less valuation allowance                     (223,580)
                                                           -----------
                                                           $       -
                                                           ===========

    As of September 30, 1996, management does not believe, based upon available evidence, that it is more likely than not that the Company will be able to realize any of the net deferred tax assets.

    The following is a reconciliation of the expected tax expense (computing using the applicable federal and state statutory rates) to actual tax expense (benefit) for the years ended September 30:


                                                      1996              1995
                                             -------------     -------------
     Pretax income (loss)                    $     (78,203)    $     146,298
                                             -------------     -------------

     Tax at federal rate                            14,551            49,741
     State income tax and other                      5,000            17,951
     Non taxable income and other                   17,425           (68,633)
     Change in deferred tax asset
          valuation allowance                       30,828          (191,711)
                                             -------------     -------------

     Actual tax (benefit) expense            $      38,702     $    (192,652)
                                             =============     =============


NOTE F - COMMON STOCK

    The Company's common shares have been previously traded in the NASDAQ SmallCap Market. On May 9, 1996, the Company's securities were deleted from the NASDAQ SmallCap Market and, as a result, the Company's securities are no longer traded on any exchange and the Company does not intend to apply for re-listing on NASDAQ or any other exchange.

    Stock Options
    -------------

    On December 20, 1994, the Board of Directors of the Company granted CEO, Dr. Hefni, a non-statutory stock option to purchase 150,000 shares of the Company's common stock at a purchase price of $1.00 per share, which represented the fair market value of the common stock at the date of the grant. The option was exercisable immediately and for a period of ten years from the date of the grant. The option was granted to Dr. Hefni for consideration of his services as President and CEO of the Company during the year ended 1994. Dr. Hefni did not receive any other compensation during fiscal 1994. The options were exercised by Dr. Hefni in May 1996.






                             WESTERN MICROWAVE, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           SEPTEMBER 30, 1996 AND 1995



NOTE F - COMMON STOCK (continued)

    Stock Repurchase Program
    ------------------------

    On March 10, 1992, the Company announced its intention to repurchase, from time to time, in open market transactions, up to 100,000 shares of the
    Company's   Common  Stock.  As  of  September  30,  1996,  the  Company  had
    repurchased a total of 26,742 shares pursuant to such stock repurchase program.


NOTE G - RELATED PARTY TRANSACTIONS

    During the fiscal years ended September 30, 1996 and 1995, the Company engaged in certain transactions with Microwave Engineering Corporation ("MEC"), the holder of 224,500 shares of the Company's Common Stock (or 16% of the outstanding Common Stock). James M. Herrmann, President of MEC, serves as a Director of the Company. Dr. Ibrahim Hefni, a director of the Company, is a stockholder and director of MEC.

    The transactions between the Company and MEC included the provision of financial consulting services; the provision of accounting and bookkeeping functions, including the preparation of the Company's payroll and other accounting functions for the Company; and the sale by MEC of certain parts, supplies, computer equipment and other tangible personal property to the Company. MEC did not charge the Company for any services rendered during fiscal 1995 and 1996.


NOTE H - ENVIRONMENTAL CLAIMS

    Two environmental lawsuits were instituted against the Company in fiscal year 1990. Both lawsuits relate to the alleged contamination by the Company of the soil and groundwater at or in the vicinity of the Company's former headquarters at 1271 Reamwood Avenue, Sunnyvale, California (the "Former Headquarters"). The two lawsuits have been instituted against the Company separately by Intersil, Inc. ("Intersil") and by the owner of the Former Headquarters.

       Suit by Intersil - On September 28, 1990, Intersil instituted a civil action in the United States District Court, Northern District of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for reimbursement of response costs incurred and to be incurred by Intersil in response to the release or threatened release of hazardous substances from the Former Headquarters and for a declaratory judgment as to the Company's liability for future response costs. The action also sought a judgment awarding Intersil compensatory damages, costs and interest, as well as an order requiring that the Company abate the conditions giving rise to the action. The Intersil suit followed the demand made in May 1990 for not less than $807,831.50 which represented approximately 50% of Intersil's response costs incurred as of February 28, 1990. In 1992, Intersil increased its demand to approximately $3.7 million. The suit also included claims for negligence, nuisance, waste and trespass, all as a result of the alleged release or threatened release of hazardous substances into the environment by the Company.




                             WESTERN MICROWAVE, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           SEPTEMBER 30, 1996 AND 1995



NOTE H - ENVIRONMENTAL CLAIMS (continued)

       Suit by  Former  Landlord  - In  August  1990,  the  owner of the  Former
       Headquarters instituted legal action against the Company in Superior Court of California, Santa Clara County, for the costs of investigating and remedying suspected toxic contamination at the site. The complaint alleged that during its occupancy of the Former Headquarters, the Company released or disposed of certain toxic and hazardous substances onto the property resulting in contamination of the groundwater beneath the property. The complaint estimated that the cost of investigation and cleanup of the alleged contamination exceeded $200,000. The owner's complaint also sought to hold the Company liable for lost rents in excess of $30,000 per month until the cleanup of the alleged contamination was completed. In addition, the owner's complaint alleged that the Company damaged the property by failing to properly maintain it and by removing fixtures and causing other damage upon vacating the premises. The complaint estimated that the costs to be incurred to repair the alleged damage would total not less than $50,000. The complaint also sought to recover for the diminution in the value of the property caused by all of the alleged actions of the Company as described above. Finally, the complaint sought punitive damages of $1,000,000 and payment of the owner's other administrative costs and legal expenses.

    The Company retained environmental counsel to defend the Company in both the Intersil suit and the environmental lawsuit filed by the former Landlord. The primary liability issue in both lawsuits was whether or not the Company was the source of any soil and/or groundwater contamination at the Former Headquarters and, if so, the allocation of the cleanup costs at or about the site among the contributors.

    In fiscal year 1990, the Company established a reserve in the amount of $250,000 to cover the anticipated costs and expense of conducting the environmental investigation and defending against claims for environmental matters already instituted by Intersil and by the owner of the Former Headquarters or which might be instituted by the California Regional Water Quality Control Board ("RWQCB"). In the second quarter of fiscal 1992, the legal reserve was increased by $150,000 and the reserve was converted to a reserve for anticipated environmental cleanup costs. As of the close of the 1992 fiscal year, the balance of the environmental reserve was approximately $360,000.

    On July 28, 1992, the Company announced that it had reached an agreement to settle the two environmental lawsuits instituted against the Company by Intersil and the Former Landlord. Definitive settlement agreements were executed and exchanged by all parties in November, 1992. Under the terms of both settlements, the Company has agreed to reimburse both Intersil and the Former Landlord for certain costs alleged to have been incurred in remediating soil and groundwater contamination at the Former Headquarters. The costs of both settlements were funded, in large part, by proceeds obtained by the Company's insurance carriers. In addition, as part of the settlements, the Company agreed to undertake soil and groundwater remediation at the Former Headquarters.




                             WESTERN MICROWAVE, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           SEPTEMBER 30, 1996 AND 1995


NOTE H - ENVIRONMENTAL CLAIMS (continued)

    A workplan for remedial action, including several amendments thereto, was submitted by the Company to the RWQCB in early 1993. In July of 1993, the RWQCB conditionally approved the Company's workplan. The workplan contemplates the installation by the Company of a pilot treatment system for the underground removal of chemical contamination in the shallow groundwater at the site as well as soil remediation and additional testing and groundwater monitoring at the site. As a result of the conditional approval of the Company's workplan, the Company increased the reserve for future environmental cleanup costs at September 30, 1993 to $500,000.

    In fiscal 1994, the Company continued its efforts to obtain final approval of a workplan for remedial action from the RWQCB. Under the terms of the settlement agreements entered into by the Company, the Company was entitled to hook in to an existing groundwater treatment system being operated on a contiguous site. However, after the settlement agreements were executed, the operator of the system advised the Company of its intention to abandon the system and to implement a passive treatment system. As a result of these changes in circumstances, the Company experienced some delays in implementing groundwater treatment at the site. During fiscal 1994, the Company expensed all current environmental costs with the result that the reserve for future environmental costs at September 30, 1994 remained at $500,000.

    In fiscal 1995, the Company was fined $100,000 and ordered to put $250,000 in an irrevocable account, to be used solely for remediation activities, by the RWQCB for violating certain site cleanup requirements. During fiscal 1995, the Company continued its soil remediation and implemented its groundwater treatment. As a result of further analysis and additional information provided, the Company increased the environmental reserve to $1,000,000 at September 30, 1995.

    In October 1995, Intersil notified the Company that the Intersil's Bentonite slurry wall was damaged by excavation activity performed by the Company. Intersil alleged this damage was responsible for increased migration of groundwater from Intersil's site to the Company's site. Following a series of motions and proceedings before a Special Master, the court entered an order on August 19, 1996 requiring the Company to pay approximately $210,000 in damages to Intersil plus $16,000 in Special Master fees. The order was confirmed in a judgment entered on October 30, 1996. In addition, the Company may be required to pay additional attorneys' fee to Intersil of $60,000. The Company has appealed the order and is currently investigating is options. Management is unable to determine the outcome of the appeal but has taken this judgment into consideration in determining the environmental liability reserve. During fiscal 1996, the Company incurred and expensed approximately $200,000 in environmental cleanup costs.

    The Company has been ordered to resubmit a Remedial Action Plan ("RAP") to the Regional Water Quality Control Board ("RWQCB") which evaluates and proposes a final remediation plan for the Sunnyvale site. The Company has submitted its draft RAP to the RWQCB and expects to obtain approval in the next few months.





                             WESTERN MICROWAVE, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           SEPTEMBER 30, 1996 AND 1995


NOTE H - ENVIRONMENTAL CLAIMS (continued)

    The Company has maintained its environmental liability reserve at $1,000,000 at September 30, 1996. The $1,000,000 reserve represents management's best estimate of the anticipated costs and expenses to complete the cleanup of the site in accordance with the Company's workplan. However, there is no assurance that the cleanup of the site can be completed for the reserved amount and changes in conditions at the site as the cleanup is undertaken or other unknown circumstances may result in significant increases in future cleanup costs which cannot be reasonably anticipated by the Company at this time.


NOTE I - PROPOSED LIQUIDATION OF THE COMPANY

    On May 1, 1996, the Company's Board of Directors approved a plan of dissolution and liquidation of the Company subject to the approval of the Company's shareholders. It is anticipated that voting on this proposal will occur sometime in the first calendar quarter of 1997. The Company plans to distribute the net assets to the shareholders after establishing a liquidating trust of $3,000,000 to cover the environmental reserve. When the environmental remediation is completed, the remaining balance in the trust will be distributed to shareholders holding an interest in the liquidating trust. Due to the uncertainty surrounding the resolution of the environmental reserve, the liquidating trust may continue in existence for a considerable period of time subsequent to the legal dissolution of the Company for purposes of discharging the trust's assets and liabilities.