Form 10QSB
period 1996-12-31
WESTERN MICROWAVE INC
filed 1997-02-20
CIK 106176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                -------------------------------------------------


                                   FORM 10-QSB

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 1996            COMMISSION FILE NUMBER 0-3392
--------------------------------------------------------------------------------


                             WESTERN MICROWAVE, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            VIRGINIA                                       94-1530593
-------------------------------------              --------------------------
 (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION                       IDENTIFICATION NO.)


                                 P.O. BOX 64252
                           SUNNYVALE, CALIFORNIA 94086
                -------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                          TELEPHONE NO. (408) 745-6679

--------------------------------------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                    YES X   NO
                                       ---    ---

AS OF FEBRUARY 20, 1997 THERE WERE 1,528,491 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.






                             WESTERN MICROWAVE, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                -----------------



PART I.           FINANCIAL INFORMATION


Item 1.           Financial Statements:

                      Balance Sheet - December 31, 1996........................................................1

                      Statements of Operations - Three Months Ended
                      December 31, 1996 and 1995...............................................................2

                      Statements of Cash Flows - Three Months Ended
                      December 31, 1996 and 1995...............................................................3

                      Notes to Financial Statements............................................................4

Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations................................................................6


SIGNATURES



                             WESTERN MICROWAVE, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1996



                                     ASSETS

Cash and cash equivalents                                                                           $         8,326
Money market fund                                                                                           171,359
Securities available for sale                                                                             9,227,791
Other assets                                                                                                  8,948
                                                                                                     --------------

          Total assets                                                                               $    9,416,424
                                                                                                     ==============


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                                     $       53,330
Margin account liability                                                                                    856,767
Accrued liabilities                                                                                       2,667,921
                                                                                                     --------------

          Total liabilities                                                                               3,578,018

Stockholders' equity:
   Common stock - $.10 par value; 3,000,000 shares authorized; 1,555,233
      shares issued, 1,528,491 outstanding                                                                  152,849
   Capital in excess of par value                                                                         4,148,981
   Unrealized gain on marketable securities                                                               1,085,910
   Retained earnings                                                                                        450,666
                                                                                                     --------------

          Total stockholders' equity                                                                      5,838,406

          Total liabilities and stockholders' equity                                                 $    9,416,424
                                                                                                     ==============




         The accompanying notes are an integral part of this statement.

                             WESTERN MICROWAVE, INC.

                            STATEMENTS OF OPERATIONS



                                                                                                  Three Months Ended
                                                                                                     December 31,
                                                                                          ----------------------------------
                                                                                              1996                  1995
                                                                                          -------------        -------------

Investment income                                                                         $     169,170        $     111,353
Other income                                                                                         -                33,305
                                                                                          -------------        -------------
                                                                                                169,170              144,658

General and administrative expenses                                                             268,662              277,426
                                                                                          -------------        -------------

          Net (loss)                                                                      $     (99,492)       $    (132,768)
                                                                                          =============        =============

          Net (loss) per share                                                            $       (0.07)       $       (0.10)
                                                                                          =============        =============

Weighted average number of shares of common stock outstanding                                 1,528,491            1,378,491
                                                                                          =============        =============





        The accompanying notes are an integral part of these statements.

                             WESTERN MICROWAVE, INC.

                            STATEMENTS OF CASH FLOWS



                                                                                                    Three Months Ended
                                                                                                       December 31,
                                                                                           --------------------------------
                                                                                               1996               1995
                                                                                           -------------     -------------
Increase  (decrease)  in cash and cash  equivalents
Cash flows  from  operating activities:
   Net (loss)                                                                               $  (99,492)       $    (132,768)
   Adjustment to reconcile net loss to net cash provided by (used in)
      operating activities:
        Depreciation                                                                                -                   499
        Money market fund income                                                               (10,690)                  -
        Gain on sale of securities                                                              (5,398)             (16,215)
        Changes in assets and liabilities:
          Other assets                                                                             913                  950
          Accounts payable                                                                     (89,011)             107,671
          Margin account liability                                                            (218,670)                  -
          Accrued liabilities                                                                  600,602             (657,942)
                                                                                            -----------        ------------

             Net cash (used in) provided by operating activities                               178,254             (697,805)

Cash flows from investing activities:
   Payments received on note receivable                                                             -                19,325
   Purchase of investment securities                                                          (265,715)              (8,989)
   Proceeds from sale of investment securities                                                  50,000              454,986
                                                                                            -----------        ------------

             Net cash provided by (used in) investing activities                              (215,715)             465,322
                                                                                            -----------        ------------

             Net (decrease) in cash and cash equivalents                                       (37,461)            (232,483)

Cash and cash equivalents at beginning of period                                                45,787              289,154
                                                                                            -----------        ------------

Cash and cash equivalents at end of period                                                  $    8,326        $      56,671
                                                                                            ===========       =============





        The accompanying notes are an integral part of these statements.

                             WESTERN MICROWAVE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



Basis of Presentation
---------------------

The accompanying financial statements reflect, in the opinion of Management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position and results of operations of and for the periods indicated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.

The Company's significant accounting policies are summarized in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996. These policies have been consistently applied during the periods presented in this report. The accompanying report on Form 10-QSB, including the financial statements, should be read in conjunction with the financial statements referenced above.


NOTE 1 - INVESTMENT SECURITIES

    The following is a summary of the Company's investment securities portfolio as of December 31, 1996:

                                                             Gross          Gross         Estimated
                                            Amortized     Unrealized     Unrealized         Fair
                                              Cost           Gains         Losses           Value
                                         -------------   -------------  -------------  -------------

          Equity securities              $   7,803,550   $   1,610,026  $    (348,285) $   9,065,291
          Debt security                        160,531           1,969            -          162,500
                                         -------------   -------------  -------------  -------------

                                         $   7,964,081   $   1,611,995  $    (348,285) $   9,227,791
                                         =============   =============  =============  =============


    The debt security matures in the year 2020.

    The Company has entered into certain contracts in which the Company receives a payment and agrees to buy shares of specific securities if the holder puts the securities to the Company (put contracts). This obligation could occur if the market price of the securities drops below the option price. At
    December 31, 1996, the aggregate contract obligation to the Company, assuming all contracts were put to the Company would be $17,757,500. The aggregate obligation on put contracts for which the option price exceeds the market price is $1,179,000. The market risk to the Company is that if the share prices of the securities subject to the options decline below the option price, and the holder puts the securities to the Company, the Company would be required to buy the securities at a price in excess of market. At December 31, 1996, the Company has recorded a liability for the amounts received on open put contracts of $1,255,945. At December 31, 1996, the Company has net unrealized gains of $531,920 on open put contracts. The Company has also entered into certain contracts in which the Company receives a payment and agrees to sell shares of specific securities if the holder calls the securities from the Company (call contracts). This obligation could occur if the market price of the securities rises above the option price. The market risk to the Company is that if

                             WESTERN MICROWAVE, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1996 AND 1995





NOTE 1 - INVESTMENT SECURITIES (continued)

    the share prices of the securities subject to the options rises above the option price and the holder calls the securities from the Company, the Company would be required to buy the securities at market price and sell them at a price less than market. There were no uncovered call contracts at December 31, 1996. At December 31, 1996, the Company has recorded a liability for the amounts received on open contracts of $59,318. At December 31, 1996, the Company has net unrealized gains of $34,568 on these open contracts. The Company records the premium payments it receives from these activities as a deferred liability upon receipt. Unrealized gains on open contracts are deferred and not recognized until the contracts lapse or are settled. Unrealized losses are not recognized until realized, i.e., when the contract is either put to the Company or called from the Company.


NOTE 2 - ACCRUED LIABILITIES

    Accrued liabilities consist of the following at December 31, 1996:

          Payroll and other                                   $     352,659
          Environmental cleanup                                   1,000,000
          Deferred option income                                  1,315,262
                                                              -------------

                                                              $   2,667,921
                                                              =============

Item 2.       MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              -------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
-------------------

Assets. Total assets as of December 31, 1996 increased from the beginning of the fiscal year by approximately $.87 million to a total of $9.42 million. The increase in total assets is the result of the appreciation in the fair value of investment securities ($671,000), cash generated by operating activities of $178,000 plus non-cash asset increases of approximately $17,000.

Total Stockholders' Equity. Total stockholders' equity as of December 31, 1996 increased from approximately $5.27 million (or $3.44 per share) at the beginning of the fiscal year to approximately $5.84 million (or 3.82 per share). The increase of approximately $570,000 in total stockholders' equity for the current fiscal quarter is the result of the aforementioned increase in the fair value of investment securities offset by the net loss incurred for the quarter.

Environmental Liability. In the quarter ended December 31, 1996, the Company expensed approximately $37,000 in costs relating to the environmental cleanup but has left the $1,000,000 reserve unchanged. The $1,000,000 reserve at December 31, 1996 represents management's best estimate of the anticipated costs and expenses to complete the cleanup of the site in accordance with the Company's proposed workplan. However, there is no assurance that the cleanup of the site can be completed for the reserved amount and changes in conditions at the site as the cleanup is undertaken or other unknown circumstances may result in significant increased in future cleanup costs which cannot be reasonably anticipated by the Company at this time. At December 31, 1996, the Company's total assets exceeded $9.4 million, and, therefore, the Company believes that it has more than sufficient assets to complete the cleanup in the event the anticipated costs and expenses exceed the amount of the reserve.

Liquidity and Capital Resources. As a result of the sale of the WMI Business in fiscal 1995, substantially all of the Company's assets consist of cash and marketable securities. Pending the resolution of the Company's environmental liability for the cleanup of the Former Headquarters, the Company has invested substantially all of its current assets in a diversified portfolio of marketable securities. As of December 31, 1996, the portfolio of marketable securities were valued at approximately $9.23 million.

RESULTS OF OPERATIONS
---------------------

Investment Income. Investment income for the quarter ended December 31, 1996, consisting of interest, dividends, capital gains and gains on put and call options, was $169,170, an increase of $57,817 or 52% over the same period last year. The increase is attributable to income generated from put and call option contracts of approximately $42,000 and higher levels of interest and dividends due to the larger amounts of assets available for investment. In the quarter ended December 31, 1995, the Company recorded $33,305 in other income relating to the sale of its microwave component business.

General and Administrative Expenses. General and administrative expenses aggregated $268,662 for the quarter ended December 31, 1996, a decrease of $8,764 or 3% over the same period last year. Included in current quarter expenses were environmental consulting fees of $37,500 plus investment portfolio management fees of $115,123 paid to the Company's president and CEO. The balance of the expenses relate to environmental matters ($37,000) and other miscellaneous expenses. For the quarter ended December 31, 1995, $138,000 in expenses were attributable to environmental matters while the balance of approximately $139,000 was attributable to severance pay, portfolio management fees and legal and audit fees.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 WESTERN MICROWAVE, INC.
                                                 By:  Dr. Ibrahim Hefni




Dated:  February 20, 1997                        /s/ I. Hefni
-------------------------                        -------------------------------
                                                         Ibrahim Hefni
                                                   President and Treasurer and
                                                     Chief Executive Officer