Form 10QSB
period 1997-03-31
WESTERN MICROWAVE INC
filed 1997-05-16
CIK 106176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1997               COMMISSION FILE NUMBER 0-3392
--------------------------------------------------------------------------------



                             WESTERN MICROWAVE, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  VIRGINIA                                   94-1530593
                  --------                                   ----------
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

AS OF MAY 12, 1997 THERE WERE 1,528,491 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.









                             WESTERN MICROWAVE, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                -----------------



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

               Balance Sheet - March 31, 1997.................................1

               Statements of Operations - Three and Six Months Ended
                   March 31, 1997 and 1996....................................2

               Statements of Cash Flows - Six Months Ended
                   March 31, 1997 and 1996....................................3

               Notes to Financial Statements..................................4

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................6

SIGNATURES





                            WESTERN MICROWAVE, INC.

                                  BALANCE SHEET

                                 MARCH 31, 1997



                                     ASSETS

Cash and cash equivalents                                                                              $    17,645
Money market funds                                                                                       1,154,621
Trading securities - at market                                                                           7,515,425
Other assets                                                                                                14,834
                                                                                                       -----------

          Total assets                                                                                 $ 8,702,525
                                                                                                       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                                       $    30,950
Accrued liabilities                                                                                      2,197,865
Income taxes payable                                                                                       670,212
                                                                                                       -----------

          Total liabilities                                                                              2,899,027

Stockholders' equity:
   Common stock - $.10 par value; 3,000,000 shares authorized; 1,555,233
      shares issued, 1,528,491 outstanding                                                                 152,849
   Capital in excess of par value                                                                        4,148,981
   Retained earnings                                                                                     1,501,668
                                                                                                       -----------

          Total stockholders' equity                                                                     5,803,498
                                                                                                       -----------
          Total liabilities and stockholders' equity                                                   $ 8,702,525
                                                                                                       ===========



         The accompanying notes are an integral part of this statement.

                            WESTERN MICROWAVE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            Three Months Ended             Six Months Ended
                                                                March 31,                      March 31,
                                                                ---------                      ---------
                                                           1997           1996           1997            1996
                                                           ----           ----           ----            ----

Investment income                                         $1,237,092    $   173,598      $1,406,262     $  284,951
Gain resulting from change in accounting
   principle                                                 806,236              -         806,236              -
Other income                                                       -         10,927               -         44,232
                                                          ----------    -----------      ----------     ----------
                                                           2,043,328        184,525       2,212,498        329,183

General and administrative expenses                          144,314        237,906         412,976        515,332
                                                          ----------    -----------      ----------     ----------

Earnings (loss) before income taxes                        1,899,014        (53,381)      1,799,522       (186,149)

Provision for income taxes                                   848,012              -         848,012              -
                                                          ----------    -----------      ----------     ----------

          Net (loss) income                               $1,051,002   $    (53,381)    $   951,510    $  (186,149)
                                                          ==========   ============     ===========    ===========

          Net (loss) income per share                     $     0.69   $      (0.04)    $      0.62    $     (0.13)
                                                          ==========   ============     ===========    ===========

Weighted average number of shares
   of common stock outstanding                             1,528,491      1,378,491       1,528,491      1,378,491
                                                          ==========   ============     ===========    ===========



        The accompanying notes are an integral part of these statements.

                            WESTERN MICROWAVE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                             Six Months Ended
                                                                                                 March 31,
                                                                                                 ---------
                                                                                          1997            1996
                                                                                          ----            ----
Increase  (decrease)  in cash and cash  equivalents  Cash flows  from  operating activities:
   Net (loss) income                                                                     $  951,510     $(186,149)
   Adjustment to reconcile net (loss) income  to net cash (used in)
      provided by operating activities:
        Depreciation                                                                              -           998
        Money market fund income                                                            (11,814)            -
        Realized gain on sale of securities                                                (430,990)            -
        Holding gain on trading securities                                                 (628,436)            -
        Changes in assets and liabilities:
          Other assets                                                                       (4,973)       39,093
          Prepaid expenses                                                                        -         1,685
          Accounts payable                                                                 (111,391)      545,327
          Accrued liabilities                                                               130,546      (296,859)
          Income taxes payable                                                              670,212             -
          Margin account liability                                                       (1,075,437)            -
                                                                                         ----------     ---------

             Net cash (used in) provided by operating activities                           (510,773)      104,095

Cash flows from investing activities:
   Purchase of investment securities                                                     (1,784,154)     (800,159)
   Payments on margin loan                                                                        -       517,780
   Proceeds from sale of investment securities                                            2,266,784             -
                                                                                         ----------     ---------

             Net cash provided by (used in) investing activities                            482,630      (282,379)
                                                                                         ----------     ---------

             Net decrease in cash and cash equivalents                                      (28,143)     (178,284)

Cash and cash equivalents at beginning of period                                             45,788       425,788
                                                                                         ----------     ---------

Cash and cash equivalents at end of period                                               $   17,645     $ 247,504
                                                                                         ==========     =========


        The accompanying notes are an integral part of these statements.

                             WESTERN MICROWAVE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1997 AND 1996


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


NOTE 1 - INVESTMENT SECURITIES

    As of March 31, 1997, the Company has reclassified its investment securities portfolio in accordance with the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The
    Company has reclassified its entire portfolio as trading securities. The portfolio had been previously classified as "available for sale." As a result of this change, the Company has recognized a gain of $628,436, net of income taxes of $177,800, during the current quarter representing the net unrealized holding gains on debt and equity securities as of March 31, 1997, which had previously been recorded as a component of stockholders' equity. The following is a summary of the Company's investment securities portfolio as of March 31, 1997:

          Common stocks                                      $   4,944,234
          Preferred stocks                                       2,408,691
          Other                                                    162,500
                                                             -------------

                                                             $   7,515,425
                                                             =============

    The Company has entered into certain contracts in which the Company receives a payment and agrees to buy shares of specific securities if the holder puts the securities to the Company (put contracts). This obligation could occur if the market price of the securities drops below the option price. The aggregate obligation on put contracts for which the option price exceeds the market price is $496,375. The market risk to the Company is that if the share prices of the securities subject to the options decline below the option price, and the holder puts the securities to the Company, the Company would be required to buy the securities at a price in excess of market. At March 31, 1997, the Company has recorded a liability for the amounts received on open put contracts of $790,354. At March 31, 1997, the Company has net unrealized gains of $8,636 on open put contracts. The Company has also entered into certain contracts in which the Company receives a payment and agrees to sell shares of specific securities if the holder calls the securities from the Company (call

                             WESTERN MICROWAVE, INC.

                             MARCH 31, 1997 AND 1996





NOTE 1 - INVESTMENT SECURITIES (continued)


    contracts). This obligation could occur if the market price of the securities rises above the option price. The market risk to the Company is that if the share prices of the securities subject to the options rises above the option price and the holder calls the securities from the Company, the Company would be required to buy the securities at market price and sell them at a price less than market. The contract obligation to the Company on call contracts where the market price exceeds the option price is insignificant at March 31, 1997. There was one uncovered call contract outstanding at March 31, 1997, however, the Company was not in a loss position on this contract. At March 31, 1997, the Company has recorded a liability for the amounts received on open call contracts of $124,791. At March 31, 1997, the Company has net unrealized losses of $16,956 on these open contracts. The Company records the premium payments it receives from these activities as a deferred liability upon receipt. Unrealized gains on open contracts are deferred and not recognized until the contracts lapse or are settled. Unrealized losses are not recognized until realized, i.e., when the contract is either put to the Company or called from the Company.


NOTE 2 - ACCRUED LIABILITIES

    Accrued liabilities consist of the following at March 31, 1997:

          Payroll and other                                      $     282,720
          Environmental cleanup                                      1,000,000
          Deferred option income                                       915,145
                                                                 -------------

                                                                 $   2,197,865
                                                                 =============



                                      -6-




ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Assets. Total assets as of March 31, 1997 increased from the beginning of the fiscal year by approximately $.14 million to a total of $8.70 million. Investment securities activity accounted for the majority of the increase, offset by an increase in income taxes payable of $670,000.

Total Stockholders' Equity. Total stockholders' equity as of March 31, 1997 increased from approximately $5.27 million (or $3.44 per share) at the beginning of the fiscal year to approximately $5.80 million (or 3.80 per share). The increase of approximately $538,000 in total stockholders' equity for the six months period is the result of the net income of $951,510 reported for the period offset by unrealized holding gains on investment securities of $413,868 which had been recognized as a component of stockholders' equity at the beginning of the fiscal year.

Environmental Liability. In the quarter ended March 31, 1997, the Company expensed approximately $5,050 in costs relating to the environmental cleanup but has left the $1,000,000 reserve unchanged. The $1,000,000 reserve at March 31, 1997 represents management's best estimate of the anticipated costs and expenses to complete the cleanup of the site in accordance with the Company's proposed workplan. However, there is no assurance that the cleanup of the site can be completed for the reserved amount and changes in conditions at the site as the cleanup is undertaken or other unknown circumstances may result in significant increased in future cleanup costs which cannot be reasonably anticipated by the Company at this time. At March 31, 1997, the Company's total assets exceeded $9.4 million, and, therefore, the Company believes that it has more than sufficient assets to complete the cleanup in the event the anticipated costs and expenses exceed the amount of the reserve.

Liquidity and Capital Resources. As a result of the sale of the WMI Business in fiscal 1995, substantially all of the Company's assets consist of cash and marketable securities. Pending the resolution of the Company's environmental liability for the cleanup of the Former Headquarters, the Company has invested substantially all of its current assets in a diversified portfolio of marketable securities. As of March 31, 1997, the portfolio of marketable securities, including money market funds, were valued at approximately $8.67 million.

RESULTS OF OPERATIONS

Investment Income. Investment income for the quarter ended March 31, 1997, consisting of interest, dividends, realized gains on sales of investment securities and gains on put and call options, was $1,237,092, an increase of $1,063,494 or 613% over the same period last year. The increase is attributable to increased income generated from the expiration of put and call option contracts of approximately $688,000, gains on sales of investment securities of approximately $426,000, offset by lower levels of interest and dividends of approximately $50,000. For the six months ended March 31, 1997, investment income increased to $1,406,262, an increase of $1,121,311 or 394% over the same period last year. The increase was largely due to the same factors impacting the increase for the current fiscal quarter. The Company recorded a one time gain resulting from the reclassification of investment securities of $806,236 during the quarter ended March 31, 1997. A deferred income tax provision of $177,800 offset the gain recorded.

General and Administrative Expenses. General and administrative expenses aggregated $412,976 for the six months ended March 31, 1997, a decrease of $102,356 or 20% over the same period last year. The decrease was due to lower expenses relating to the environmental litigation and cleanup. Included in current period expenses were environmental consulting fees of $75,000 plus investment portfolio management fees of $160,309 paid to the Company's president and CEO. The balance of the expenses relate to legal expenses on environmental matters ($69,000) and other miscellaneous expenses.

Income Taxes. During the quarter ended March 31, 1997, the Company reflected an income tax provision of $848,012. Due to the losses recorded in the 1996 time periods, no income tax accrual was recorded. The 1997 accrual includes a deferred provision of $177,800 as a result of the Company's decision to reclassify its investment securities portfolio. The balance of the accrual, $670,212 reflects the current income taxes due on income generated during the quarter. The Company has not reflected any deferred tax asset resulting from the temporary difference created by the environmental accrual since its is doubtful, given the Company's current plans to enter into a formal plan of liquidation, that any benefit from the reversal of temporary difference will be realized at the corporate level.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  WESTERN MICROWAVE, INC.
                                                  By:  Dr. Ibrahim Hefni




Dated:  May 14, 1997                              /s/ I. Hefni
                                                  -----------------------------
                                                         Ibrahim Hefni
                                                   President and Treasurer and
                                                     Chief Executive Officer