Form 10KSB/A
period 1995-09-30
WESTERN MICROWAVE INC
filed 1997-06-11
CIK 106176

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                         AMENDMENT NO. 1 TO FORM 10-KSB
                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED                               COMMISSION FILE NUMBER
SEPTEMBER 30, 1995                                          0-3392

                             WESTERN MICROWAVE, INC.
                             -----------------------
                 (Name of small business issuer in its charter)

           VIRGINIA                                             94-1530593
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                   P.O. BOX 94088, SUNNYVALE, CALIFORNIA 94088
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (415) 780-9276
                                 --------------
                            Issuer's telephone number

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year ended September 30, 1995 were $2,153,713.

The aggregate market value of the voting stock held by non-affiliates of the issuer on December 26, 1995, based upon the average bid and ask prices of such stock on that date was $1,039,012. The number of shares of Common stock of the issuer outstanding as of December 26, 1995 was 1,378,491.

DOCUMENTS INCORPORATED BY REFERENCE:  None

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes ___  No  X

                                     PART II

         Items 6, 7, 12 and 13 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 are hereby amended and restated in their entirety as set forth below:

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Assets. Total assets as of September 30, 1995 increased from the beginning of the fiscal year by approximately $1.8 million to a total of $7.32 million. The increase in total assets is the result of the cash sale, at fair market value, of the assets associated with the WMI Business and of certain other tangible assets for approximately 1.25 million. The increase in total assets was also due, in part, to investment income consisting of interest, dividends and capital gains on the sales of securities of approximately $582,000. As of September 30, 1995, both trade accounts receivable and inventories were eliminated from the balance sheet as a result of such sale. Net current assets (current assets reduced by current liabilities) increased by approximately $750,000 from the beginning of the fiscal year reflecting the gain from the sale of assets offset, in part, by a $500,000 increase in the environmental reserve in fiscal 1995.

Total Stockholders' Equity. Total stockholders' equity as of the close of the 1995 fiscal year increased from approximately $4.5 million (or $3.24 per share) at the beginning of the fiscal year to approximately $5.13 million (or $3.73 per share) at the close of the fiscal year. The increase of approximately $647,000 in total stockholders' equity for the current fiscal year is the result of the sale of the WMI Business offset, in part, by the increase in the environmental reserve. In fiscal 1995, the Company redeemed 6,100 shares of its Common Stock at an average cost of $1.50 per share.

Environmental Liability. Under the terms of the settlement agreements entered into by the Company in connection with the settlement of the environmental lawsuits, the Company has agreed to undertake certain soil and groundwater remediation activities at its former headquarters on Reamwood Avenue, Sunnyvale, California (SEE, ITEM 3, LEGAL PROCEEDINGS - ENVIRONMENTAL CLAIMS).

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

As a result of further investigation and soil remediation activities completed by the Company at the site in fiscal 1995, the Company determined that the existing $500,000 environmental reserve would not be adequate to complete the cleanup. As a result, in fiscal 1995, the Company increased the reserve for future environmental costs by $500,000 to $1,000,000. The $500,000 increase in the environmental reserve at the close of the 1995 fiscal year was based, in large part, on the historical costs expended by the Company in the clean-up in fiscal 1994 and 1995. During such two year period, the Company's clean-up costs and expenses averaged approximately $282,000 per year. Under the Company's workplan, the Company could reasonably expect to continue groundwater treatment for a minimum of two to three years at an annual cost per year of at least $250,000. Accordingly, the $1,000,000 reserve at September 30, 1995 was intended to cover the anticipated clean-up costs of operating a groundwater treatment system for a three to four year period.

The $1,000,000 reserve at September 30, 1995 represents management's best estimate of the anticipated costs and expenses to complete the clean-up of the site in accordance with the Company's workplan. However, there is no assurance that the clean-up of the site can be completed for the reserved amount and changes in conditions at the site as the clean-up is undertaken or other unknown circumstances may result in significant increases in future clean-up costs which cannot be reasonably anticipated by the Company at this time. At September 30, 1995, the Company's total assets exceeded $7 million, and, therefore, the Company believes that it has more than sufficient assets to complete the clean-up in the event the anticipated costs and expenses exceed the amount of the reserve.

Liquidity and Capital Resources. As a result of the sale of the WMI Business, substantially all of the Company's assets consist of cash and marketable securities. Pending the resolution of the Company's environmental liability for the cleanup of the Former Headquarters, the Company has invested substantially all of its current assets in a diversified portfolio of marketable securities. As of September 30, 1995, the portfolio of marketable securities were valued at approximately $6.95 million.


RESULTS OF OPERATIONS

Sales and Cost of Sales. For the approximate 10-month period ending with the sale of the WMI Business on July 21, 1995, the Company reported total sales of Approximately $2.15 million, a cost of sales of 69% and a gross profit of approximately $660,000. Sales and cost of sales for this partial period were at levels substantially consistent with fiscal 1994. The inability of the Company to increase sales as a result of the continuing decline in the defense electronics industry was a major factor in the decision of the Board of Directors to sell the WMI Business in fiscal 1995.

Selling, General and Administrative Expenses. Included in total selling, general and administrative expenses for fiscal 1995 were the following expenses (i) a $500,000 increase in the environmental reserve, (ii) compensation expense for Dr. Hefni of $100,000 for environmental consulting and $398,000 for management of the Company's investment portfolio for the four (4) year period 1991-1995 and
(iii) legal and environmental expenses attributable to the clean up of the Former Headquarters totaling approximately $364,000.

Interest, Dividends and Capital Gains. Investment income for fiscal 1995 consisting of interest, dividends and capital gains on the sales of securities totaled $527,928, an increase of approximately $125,000 (or 30%) from fiscal 1994 levels. In addition, in fiscal 1995, the Company realized a gain of approximately $961,000 on the sale of operating and business assets in connection with the sale of the WMI Business and the sale of the remaining tangible assets.

ITEM 7.           FINANCIAL STATEMENTS

The Company's audited financial statements for the fiscal year ended September 30, 1995 and for the periods indicated accompany this report as Item 13(a)(1).

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS;
                  OTHER TRANSACTIONS

TRANSACTIONS WITH MICROWAVE ENGINEERING CORPORATION.

During the fiscal year ended September 30, 1995, the Company engaged in certain transactions with Microwave Engineering Corporation ("MEC"), the holder of 224,500 shares of the Company's Common Stock (or 16.29% of the outstanding Common Stock). James M. Herrmann, President of MEC, serves as a Director of the Company. Dr. Hefni, Chief Executive Officer and a Director of the Company, is a stockholder and a Director of MEC.


The transactions between the Company and MEC included the preparation by MEC of the Company's payroll and the Company's quarterly payroll reports. MEC did not charge the Company for this service and no compensation was paid by the Company to MEC for such services in fiscal 1995.


                                     PART IV

ITEM 13.          INDEX OF EXHIBITS, FINANCIAL STATEMENTS AND REPORTS
                  ON FORM 8-K

(a)  The following documents are filed as part of this report.

         1. Financial Statements. The audited financial statements, including the Notes thereto, to be included in Part II, Item 7 which accompany this Report as Item 13(a)1 are as follows:

                  (i) Consolidated Balance Sheet for Fiscal Year Ended September 30, 1995;

                  (ii) Consolidated Statements of Earnings for Fiscal Years ended September 30, 1995 and 1994;

                  (iii) Consolidated Statement of Stockholders' Equity for Fiscal Years ended September 30, 1995 and 1994; and

                  (iv) Consolidated Statements of Cash Flows for Fiscal Years ended September 30, 1995 and 1994.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Form 10-KSB/A amending its Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WESTERN MICROWAVE, INC.
                                              By: Dr. Ibrahim Hefni

                                              /s/ I. Hefni
                                              ----------------------------------
                                              President and Treasurer and
                                                 Chief Executive Officer


Dated:   June 11, 1997

                              Financial Statements
                                   Item 13(a)1


                     WESTERN MICROWAVE, INC. AND SUBSIDIARY

                              Financial Statements
                                       and
               Report of Independent Certified Public Accountants

                           September 30, 1995 and 1994






               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Western Microwave, Inc.

We have audited the accompanying consolidated balance sheet of Western Microwave, Inc. and Subsidiary as of September 30, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Microwave, Inc. and Subsidiary as of September 30, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note C to the financial statements, the Company changed its method of accounting for investment securities during the year ended September 30, 1995.

As discussed in Note I to the financial statements, the Company reached an agreement in fiscal year 1992 to settle two environmental lawsuits instituted against the Company. The Company has agreed to undertake certain soil and groundwater remediation as part of the settlement. The Company has established a reserve to cover the anticipated costs and expenses to complete the clean-up of the site. However, there is no assurance that the clean-up of the site can be completed for the reserved amount as unknown circumstances may occur and result in significant increases in future clean-up costs, which cannot be estimated by the Company.




/s/ Grant Thornton LLP
--------------------------
San Jose, California
December 6, 1995







                     WESTERN MICROWAVE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1995


                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                           $   289,154
    Securities available for sale                                                         6,947,644
    Note receivable                                                                          80,000
    Prepaid expenses                                                                          2,420
                                                                                        -----------
                Total current assets                                                      7,319,218

PROPERTY, PLANT AND EQUIPMENT - AT COST
    Production machinery and test equipment                                                 200,000
    Office furniture and other equipment                                                     61,159
                                                                                            261,159
        Less accumulated depreciation                                                       259,163
                                                                                              1,996

                                                                                        $ 7,321,214

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                    $   289,203
    Accrued liabilities                                                                   1,895,866
                                                                                        -----------
           Total current liabilities                                                      2,185,069

COMMITMENTS AND CONTINGENCIES                                                                   -

STOCKHOLDERS' EQUITY
    Common stock - $.10 par value; 3,000,000 shares authorized;
        1,405,233 issued, 1,378,491 outstanding                                             137,849
    Capital in excess of par value                                                        4,013,981
    Retained earnings                                                                       984,315
                                                                                        -----------
                Total stockholders' equity                                                5,136,145

                                                                                        $ 7,321,214
                                                                                        ===========



         The accompanying notes are an integral part of this statement.





                     WESTERN MICROWAVE, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                            YEAR ENDED SEPTEMBER 30,



                                                                              1995               1994
                                                                              ----               ----
Sales                                                                       $2,153,713          $2,512,425

Costs of sales                                                               1,493,684           1,919,458
                                                                           -----------         -----------

         Gross profit                                                          660,029             592,967

Selling, general and administrative expenses                                 2,002,157             943,507
Product development expenses                                                       912              10,818
Investment income                                                            (527,928)           (405,487)
Gain on sale of operating business and assets                                (961,087)                 -
Other income                                                                     (323)            (11,675)
                                                                           -----------         -----------
                                                                               513,731             537,163
                                                                           -----------         -----------

         Earnings before income taxes                                          146,298              55,804

Income tax benefit (expense)                                                   192,652               (800)
                                                                           -----------         -----------

         NET EARNINGS                                                         $338,950             $55,004
                                                                           ===========         ===========

Earnings per share of common stock                                         $       .25           $     .04
                                                                           ===========         ===========

Weighted average number of shares of common stock outstanding                1,381,033           1,384,591
                                                                           ===========         ===========



         The accompanying notes are an integral part of this statement.





                     WESTERN MICROWAVE, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED SEPTEMBER 30, 1995 AND 1994


                                                                         Capital in
                                                   Common Stock           Excess of     Retained
                                               Shares        Amount       Par Value     Earnings       Total
                                               ------        ------       ---------     --------       -----
Balance, October 1, 1993                      1,384,591   $   138,459  $    4,022,521  $  273,109  $    4,434,089

    Net earnings                                    -             -               -        55,004          55,004
                                            -----------   -----------  --------------  ----------  --------------

Balance, September 30, 1994                   1,384,591       138,459       4,022,521     328,113       4,489,093

    Stock repurchase                             (6,100)         (610)         (8,540)        -            (9,150)

    Fair value adjustment -
        securities available for sale               -             -               -       317,252         317,252

    Net earnings                                    -             -               -       338,950         338,950
                                            -----------   -----------  --------------  ----------  --------------

Balance, September 30, 1995                   1,378,491   $   137,849  $    4,013,981  $  984,315  $    5,136,145
                                            ===========   ===========  ==============  ==========  ==============




         The accompanying notes are an integral part of this statement.




                     WESTERN MICROWAVE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEAR ENDED SEPTEMBER 30,

                                                                                      1995               1994
                                                                                 --------------       ---------
Increase  (decrease)  in cash and cash  equivalents
Cash flows from operating activities:
    Net earnings                                                                 $      338,950    $       55,004
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
           Depreciation                                                                  51,061            55,739
           Deferred income taxes                                                       (211,502)              -
           Gain on sale of securities                                                  (166,286)          (95,338)
           Gain on sale of operating business and assets                               (961,087)              -
           Changes in assets and liabilities:
               Accounts receivable                                                      (97,239)           95,397
               Other receivables                                                         12,719           512,280
               Inventories                                                               53,587             7,650
               Prepaid expenses                                                          24,913            (3,439)
               Accounts payable                                                         170,451           (45,341)
               Accrued liabilities                                                    1,189,912          (185,842)
                                                                                 --------------    --------------
                Net cash provided by operating activities                               405,479           396,110
Cash flows from investing activities:
    Proceeds from sale of operating business and assets                               1,607,873               -
    Purchase of investment securities                                                (3,760,572)       (1,555,264)
    Proceeds from sale of investment securities                                       2,205,104           790,628
    Proceeds from margin loan                                                               -             195,094
    Payment on margin loan                                                             (195,094)              -
    Decrease in other assets                                                             14,962               -
                                                                                 --------------    --------------
                Net cash used in investing activities                                  (127,727)         (569,542)
Cash flows from financing activities:
    Repurchase of Company stock                                                          (9,150)              -
                                                                                 --------------    --------------
                NET INCREASE (DECREASE) IN CASH AND
                   CASH EQUIVALENTS                                                     268,602          (173,432)
Cash and cash equivalents at beginning of year                                           20,552           193,984
                                                                                 --------------    --------------
Cash and cash equivalents at end of year                                         $      289,154    $       20,552
                                                                                 ==============     =============

Supplemental  disclosures  of cash flow  information:
    Cash paid during the year for:
        Income taxes                                                             $          800    $          800



         The accompanying notes are an integral part of this statement.





                     WESTERN MICROWAVE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1995 AND 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

    Contract Revenue

    The Company recognizes contract revenue on the percentage of completion basis using the units of delivery method. Anticipated losses on contracts are recognized at the time they are identified.

    Inventories

    Inventories are stated at the lower of cost (first-in, first-out method) or market.

    Property and Equipment

    Property,   plant  and  equipment  are  stated  at  cost.  Depreciation  and amortization are provided by using straight-line and accelerated methods over principally five years.

    Cash Equivalents

    For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Earnings Per Share

    Earnings per share is based upon the weighted average number of outstanding common shares.

NOTE B - SALE OF OPERATING BUSINESS AND ASSETS

    On July 21, 1995, the Company completed the sale of certain of its operating assets associated with the conduct of its microwave components and subsystems businesses to ST Microwave Corp. ("ST") of Sunnyvale, California, a subsidiary of Signal Technology Corporation. Under the terms of the initial asset purchase agreement and a subsequent agreement entered into by the Company and ST, the Company sold selected equipment, certain inventory, all outstanding accounts receivable, all intangible assets, the outstanding backlog of customer orders and the right to operate under the name of Western Microwave for a total net purchase price of approximately
    $1,150,000. The Company recognized a gain of approximately $431,000 as a result of this transaction.









                     WESTERN MICROWAVE, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           SEPTEMBER 30, 1995 AND 1994

NOTE B - SALE OF OPERATING BUSINESS AND ASSETS (continued)

    Excluded from the sale to ST were substantially all the Company's electronic test equipment and production machinery, as well as all assets associated with the Company's machine shop operation. In September of 1995, these assets were liquidated by the Company which resulted in a gain of approximately $530,000 recognized by the Company.

    The Company is currently in the process of considering various options for the future of the Company.

NOTE C - INVESTMENT SECURITIES

    As of October 1, 1994, the Company adopted FASB 115, Accounting for Certain Investments in Debt and Equity Securities, which affects the value at which certain investments are recorded in the Company's consolidated balance sheet. This adoption had no effect on the Company's consolidated statement of income in 1995. However, as a result of FASB 115, the Company's investment securities were reclassified as investments available for sale and recorded in the consolidated balance sheet at fair value, with net unrealized gains and losses on these investments shown as a component of stockholders' equity. At October 1, 1994, the net unrealized holding gain was $96,304 (net of tax of $64,202).

    The amortized cost, unrealized gains and losses, and fair values of the Company's available-for-sale securities held at September 30, 1995 are summarized as follows:

                                                                          Gross         Gross         Estimated
                                                        Amortized      Unrealized    Unrealized         Fair
                                                          Cost            Gains        Losses           Value
                                                          ----            -----        ------           -----
        Equity securities                            $    5,257,212  $    630,942    $   (115,085) $    5,773,069
        Debt securities                                     326,728        12,897             -           339,625
        Cash on deposit with brokers                        834,950           -               -           834,950
                                                     --------------  ------------    ------------  --------------

                                                     $    6,418,890  $    643,839    $   (115,085) $    6,947,644
                                                     ==============  ============    ============  ==============

    All of the above noted debt securities mature in the year 2015.

    Proceeds on sales of securities classified as available-for-sale were $2,205,104 in 1995. Gains of $205,514 and losses of $39,228 were realized on these sales. The Company uses the specific identification method to determine the cost of securities sold.








                     WESTERN MICROWAVE, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           SEPTEMBER 30, 1995 AND 1994


NOTE C - INVESTMENT SECURITIES (continued)

    The Company has entered into certain contracts in which the Company receives a payment and agrees to buy shares of specific securities if the holder puts the securities to the Company. This obligation could occur if the market price of the securities dropped below the option price. At September 30, 1995, the aggregate contract obligation to the Company, assuming all contracts were put to the Company would be $2,295,000. The market risk to the Company is that if the share prices of the securities subject to the options decline below the option price, and the holder puts the securities to the Company, the Company would be required to buy the securities at a price in excess of market. At September 30, 1995, the Company has recorded a liability for the amounts received on open contracts of $148,018. At
    September 30, 1995, the Company has unrealized gains of $135,288 on open contracts. The Company has also entered into certain contracts in which the Company receives a payment and agrees to sell shares (regardless of if the Company owns the shares) of specific securities if the holder calls the securities from the Company. This obligation could occur if the market price of the securities rises above the option price. The market risk to the Company is that if the share prices of the securities subject to the options rises above the option price and the holder calls the securities from the Company, the Company would be required to buy the securities at market price and sell them at a price less than market. There were no uncovered call contracts existing at September 30, 1995. At September 30, 1995, the Company has recorded a liability for the amounts received on open contracts of $21,624. At September 30, 1995, the Company has unrealized gains of $21,124 on these open contracts. The Company records the premium payments it receives from these activities as a liability upon receipt. Unrealized gains on open contracts are deferred and not recognized until the contracts lapse or are settled. Unrealized losses on open contracts are not recognized until realized, i.e., when the contract is either put to the Company or called from the Company.

NOTE D - ACCRUED LIABILITIES

    Accrued liabilities consist of the following at September 30, 1995:

           Payroll and other                                     $      706,022
           Environmental clean-up/Litigation (Note J)                 1,000,000
           Deferred income (Note C)                                     169,642
           Other                                                         20,202
                                                                 --------------
                                                                 $    1,895,866
                                                                 ==============

    Accrued payroll consists of amounts due the Company's President and Chief Executive Officer ("CEO"), Dr. Ibrahim Hefni, for services rendered in 1995 as President and CEO ($150,000), Environmental Consultant ($100,000) and Investment Manager ($398,000). The fees for investment management are for fiscal years 1991 through 1995.










                     WESTERN MICROWAVE, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           SEPTEMBER 30, 1995 AND 1994


NOTE E - INCOME TAXES

    The Company adopted, effective October 1, 1993, the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", issued in February 1992. Under the asset and liability approach for financial accounting and reporting for income taxes specified by SFAS 109, the following basic principles are applied in accounting for income taxes at the date of the financial statements: a) a current liability or asset is recognized for the estimated taxes payable or refundable on income for the current year; b) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; c) the measurement of current and deferred tax liabilities and assets is based on the provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated; and d) the measurement of deferred taxes is reduced, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.

    Certain events and application of the tax laws create temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The principal types of differences between assets and liabilities for financial statement and tax return purposes are unrealized gains on investments, certain liabilities and net operating loss carryforward amounts.

    There was no effect on net earnings in 1994 as a result of this change in accounting for income taxes.

    Deferred taxes consist of the following at September 30, 1995:

           Deferred tax assets and (liabilities)
               Environmental reserves                               $  300,000
               Net operating loss carryforward                         104,254
               Unrealized gain on investments                         (211,502)
                                                                    ----------
                                                                       192,752
                Less valuation allowance                              (192,752)
                                                                    ----------
                                                                    $      -
                                                                    ==========

    As of September 30, 1995, management does not believe, based upon available evidence, that it is more likely than not that the Company will be able to realize any of the net deferred tax assets.








                     WESTERN MICROWAVE, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           SEPTEMBER 30, 1995 AND 1994


NOTE E - INCOME TAXES (continued)

The following is a reconciliation of the expected tax expense (computing using the applicable federal and state statutory rates) to actual tax expense (benefit) for the years ended September 30:

                                                                           1995              1994
                                                                      --------------    ---------
           Pretax income                                              $      146,298    $      $55,804
                                                                      --------------    --------------

           Tax at federal rate                                                49,741             8,951
           State income tax and other                                         17,951             3,461
           Non taxable income                                                (68,633)          (63,765)
           Change in deferred tax asset valuation allowance                 (191,711)           52,153
                                                                      --------------    --------------

           Actual tax (benefit) expense                               $     (192,652)   $          800
                                                                      ==============    ==============








                     WESTERN MICROWAVE, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           SEPTEMBER 30, 1995 AND 1994

NOTE F - COMMON STOCK

    Stock Options

    Options granted under the 1981 Incentive Stock Option Plan ("ISOP") were granted to employees at fair market value at the grant date. All options granted under the ISOP vest cumulatively over twenty equal quarterly installments. However, employees may exercise unvested options at any time providing that the employee executes a repurchase agreement giving the Company the right to repurchase the unvested shares at cost in the event of termination of employment. No shares were subject to repurchase at September 30, 1995. These options expire, to the extent not exercised, between six and ten years from the date of grant.

    In addition, a non-statutory stock option plan was adopted in 1983. These options were granted to members of the Board of Directors at the fair market value on the date of the grant and expire, to the extent not exercised, ten years from the grant date.

    The 1981 and 1983 stock option plans terminated in accordance with their provisions. The termination of the plans did not affect outstanding options at September 30, 1994.

    The following is a summary of stock option activity for the year in the period ended September 30, 1995:

                                                                                Outstanding Options
                                                                     Aggregate Exercise         Exercise Price
                                                     Number                 Price                  Per Share
                                                     ------                 -----                  ---------
Balance, September 30, 1994                           3000                 $4,890                    $1.63
   Options canceled                                   3000                  4,890                     1.63
Balance, September 30, 1995                             -                  $   -                     $  -

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

    Stock Repurchase Program

    On March 10, 1992, the Company announced its intention to repurchase, from time to time, in open market transactions, up to 100,000 shares of the
    Company's   Common  Stock.  As  of  September  30,  1995,  the  Company  had
    repurchased a total of 26,742 shares pursuant to such stock repurchase program.









                     WESTERN MICROWAVE, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           SEPTEMBER 30, 1995 AND 1994


NOTE G - COMMITMENTS AND CONTINGENCIES

    The Company leased its manufacturing and office facilities under a lease which expired in September 1995. Under terms of the lease, the Company was obligated to pay property taxes, insurance and maintenance.

    Rent expense in fiscal 1995 and 1994 was approximately $151,000 and $156,000, respectively.


NOTE H - SALES

    The Company operates in a single industry segment: the design, development, manufacturing and marketing of microwave components and subsystems. Most of the Company's business activity is with customers in the defense industry. There were no customers who accounted for more than ten percent of sales during 1995 and 1994.

    Net sales for 1995 and 1994 included export sales of approximately $934,000 and $780,000, respectively.


NOTE I - RELATED PARTY TRANSACTIONS

    During the fiscal years ended September 30, 1995 and 1994, the Company engaged in certain transactions with Microwave Engineering Corporation ("MEC"), the holder of 224,500 shares of the Company's Common Stock (or 16% of the outstanding Common Stock). James M. Herrmann, President of MEC, serves as a Director of the Company. Dr. Ibrahim Hefni, a director of the Company, is a stockholder and director of MEC.

    The transactions between the Company and MEC included the provision of financial consulting services; the provision of accounting and bookkeeping functions, including the preparation of the Company's payroll and other accounting functions for the Company; and the sale by MEC of certain parts, supplies, computer equipment and other tangible personal property to the Company.











                     WESTERN MICROWAVE, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           SEPTEMBER 30, 1995 AND 1994


NOTE J - ENVIRONMENTAL CLAIMS

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

        Suit by Former  Landlord  - In  August,  1990,  the owner of the  Former
        Headquarters instituted legal action against the Company in Superior Court of California, Santa Clara County, for the costs of investigating and remedying suspected toxic contamination at the site. The complaint alleged that during its occupancy of the Former Headquarters, the Company released or disposed of certain toxic and hazardous substances onto the property resulting in contamination of the groundwater beneath the property. The complaint estimated that the cost of investigation and clean-up of the alleged contamination exceeded $200,000. The owner's complaint also sought to hold the Company liable for lost rents in excess of $30,000 per month until the clean-up of the alleged contamination was completed. In addition, the owner's complaint alleged that the Company damaged the property by failing to properly maintain it and by removing fixtures and causing other damage upon vacating the premises. The complaint estimated that the costs to be incurred to repair the alleged damage would total not less than $50,000. The complaint also sought to recover for the diminution in the value of the property caused by all of the alleged actions of the Company as described above. Finally, the complaint sought punitive damages of $1,000,000 and payment of the owner's other administrative costs and legal expenses.

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










                     WESTERN MICROWAVE, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           SEPTEMBER 30, 1995 AND 1994


NOTE J - ENVIRONMENTAL CLAIMS (continued)

    In fiscal year 1990, the Company established a reserve in the amount of $250,000 to cover the anticipated costs and expense of conducting the environmental investigation and defending against claims for environmental matters already instituted by Intersil and by the owner of the Former Headquarters or which might be instituted by the California Regional Water Quality Control Board ("RWQCB"). In the second quarter of fiscal 1992, the legal reserve was increased by $150,000 and the reserve was converted to a reserve for anticipated environmental clean-up costs. As of the close of the 1992 fiscal year, the balance of the environmental reserve was approximately $360,000.

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

    In fiscal 1995, the Company was fined $100,000 and ordered to put $250,000 in an irrevocable account, to be used solely for remediation activities, by the RWQCB for violating certain site clean-up requirements. The Company believes it has resolved its differences with the RWQCB and is moving toward proposing and receiving a final remediation plan. During fiscal 1995, the Company continued its soil remediation and implemented its groundwater treatment.










                     WESTERN MICROWAVE, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           SEPTEMBER 30, 1995 AND 1994


NOTE J - ENVIRONMENTAL CLAIMS (continued)

    As a result of the conditional approval of the Company's workplan, the Company increased the reserve for future environmental clean-up costs at September 30, 1993 to $500,000. During fiscal 1994, the Company expensed all current environmental costs with the result that the reserve for future environmental costs at September 30, 1994 remained at $500,000. In fiscal 1995, the Company expensed all current environmental costs and increased its reserve for future environmental costs by $500,000 to $1,000,000. The increase is a result of the Company determining that more resources will be needed to remediate the site as a result of work performed at the site in the current year. The $1,000,000 reserve represents management's best estimate of the anticipated costs and expenses to complete the clean-up of the site in accordance with the Company's workplan. However, there is no assurance that the clean-up of the site can be completed for the reserved amount and changes in conditions at the site as the clean-up is undertaken or other unknown circumstances may result in significant increases in future clean-up costs which cannot be reasonably anticipated by the Company at this time. A range of loss relating to the environmental costs, therefore, cannot be determined.