Form 10KSB/A
period 1996-09-30
WESTERN MICROWAVE INC
filed 1997-06-11
CIK 106176

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 Amendment No. 1
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


                                 (408) 745-6679
                                 --------------
                            Issuer's telephone number

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

The aggregate market value of the voting stock held by non-affiliates of the issuer on January 31, 1997, based upon the average bid and ask prices of such stock on that date, was $1,552,935. The number of shares of Common Stock of the issuer outstanding as of January 31, 1997 was 1,528,491.

Documents Incorporated By Reference:  None

Transitional Small Business Disclosure Format:  Yes      No X
                                                    ---     ---
                                      - 1 -






                                     PART II

ITEM 6.           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Assets. Total assets as of September 30, 1996 increased from the beginning of the fiscal year by approximately $1.23 million to a total of $8.55 million. The increase in total assets is the result of additional purchases of investment securities on margin ($1.1 million), appreciation in the fair value of investment securities ($97,000) and proceeds from sale of common stock ($150,000), offset by the net loss for the year of approximately $117,000. Investment income for fiscal 1996, consisting of interest, dividends and capital gains on the sales of securities, totaled $731,531.

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

After the liquidation of the Company and the distribution to the Shareholders, the reserve will be the Company's remaining asset. The liquidation of the Company will not discharge the Company's environmental liabilities and accordingly, the reserve exists to discharge these obligations. If the reserve is insufficient to discharge these obligations, the Shareholders of the Company may be liable to the Company in the amount of any distributions made by the Trustee of the Liquidating Trust.

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

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Form 10-KSB/A amending its annual report on Form 10-KSB for the fiscal year ended September 30, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WESTERN MICROWAVE, INC.
                                             By:  Dr. Ibrahim Hefni


                                             /s/ I. Hefni
                                             -----------------------------------
                                             President, Chief Executive Officer,
                                             and Treasurer

Dated:  June 11, 1997