Form 10QSB/A
period 1997-03-31
WESTERN MICROWAVE INC
filed 1997-06-11
CIK 106176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                              ---------------------

                                  FORM 10-QSB/A

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

                          TELEPHONE NO. (415) 366-9777

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

                                  FORM 10-QSB/A

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

              Statements of Operations - Three and Six Months Ended
                  March 31, 1997 and 1996....................................2

              Statements of Cash Flows - Six Months Ended
                  March 31, 1997 and 1996....................................3

              Notes to Financial Statements..................................4

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................6

SIGNATURES




                             WESTERN MICROWAVE, INC.

                                  BALANCE SHEET

                                 March 31, 1997



                                     ASSETS

Cash and cash equivalents                                                                            $       17,645
Money market funds                                                                                        1,154,621
Trading securities - at market                                                                            7,515,425
Other assets                                                                                                 14,834
                                                                                                             ------

          Total assets                                                                               $    8,702,525
                                                                                                     ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                                     $       30,950
Accrued liabilities                                                                                       2,197,865
Income taxes payable                                                                                        670,212
                                                                                                            -------

          Total liabilities                                                                               2,899,027

Stockholders' equity:
   Common stock - $.10 par value; 3,000,000 shares authorized; 1,555,233
      shares issued, 1,528,491 outstanding                                                                  152,849
   Capital in excess of par value                                                                         4,148,981
   Retained earnings                                                                                      1,501,668
                                                                                                          ---------

          Total stockholders' equity                                                                      5,803,498
                                                                                                          ---------

          Total liabilities and stockholders' equity                                                 $    8,702,525
                                                                                                     ==============


The accompanying notes are an integral part of these statements.

                            WESTERN MICROWAVE, INC.

                            STATEMENTS OF OPERATIONS


                                                              Three Months Ended                       Six Months Ended
                                                                    March 31,                              March 31,
                                                                    ---------                              ---------
                                                             1997             1996                    1997            1996
                                                             ----             ----                    ----            ----

Investment income                                       $   1,237,092  $     173,598         $     1,406,262        $284,951
Gain resulting from change in accounting
   principle                                                  806,236              -                 806,236               -
Other income                                                        -         10,927                       -          44,232
                                                            ---------        -------               ---------         -------
                                                            2,043,328        184,525               2,212,498         329,183

General and administrative expenses                           144,314        237,906                 412,976         515,332
                                                            ---------        -------               ---------         -------

Earnings (loss) before income taxes                         1,899,014        (53,381)              1,799,522        (186,149)

Provision for income taxes                                    848,012              -                 848,012               -
                                                            ---------        -------               ---------         -------

          Net (loss) income                             $   1,051,002  $     (53,381)        $       951,510        $(186,149)
                                                        =============  =============         ===============        =========

          Net (loss) income per share                   $        0.69  $       (0.04)        $          0.62        $   (0.13)
                                                        =============  =============         ===============        =========

Weighted average number of shares
   of common stock outstanding                              1,528,491      1,378,491               1,528,491        1,378,491
                                                        =============  =============         ===============        =========


The accompanying notes are an integral part of these statements.

                             WESTERN MICROWAVE, INC.

                            STATEMENTS OF CASH FLOWS



                                                                                              Six Months Ended
                                                                                                   March 31,
                                                                                                   ---------
                                                                                             1997            1996
                                                                                             ----            ----
Increase  (decrease)  in cash and cash  equivalents
  Cash flows  from  operating activities:
   Net (loss) income                                                                   $       951,510  $   (186,149)
   Adjustment to reconcile net (loss) income  to net cash (used in)
      provided by operating activities:
        Depreciation                                                                                 -           998
        Money market fund income                                                               (11,814)            -
        Realized gain on sale of securities                                                   (430,990)            -
        Holding gain on trading securities                                                    (628,436)            -
        Changes in assets and liabilities:
          Investment securities                                                                482,630             -
          Other assets                                                                          (4,973)       39,093
          Prepaid expenses                                                                           -         1,685
          Accounts payable                                                                    (111,391)      545,327
          Accrued liabilities                                                                  130,546      (296,859)
          Income taxes payable                                                                 670,212             -
          Margin account liability                                                          (1,075,437)            -
                                                                                               -------      --------

             Net cash (used in) provided by operating activities                               (28,143)      104,095

Cash flows from investing activities:
   Purchase of investment securities                                                                 -      (800,159)
   Payments on margin loan                                                                           -       517,780
                                                                                               -------      --------

             Net cash provided by (used in) investing activities                                     -      (282,379)
                                                                                               -------      --------

             Net decrease in cash and cash equivalents                                         (28,143)     (178,284)

Cash and cash equivalents at beginning of period                                                45,788       425,788
                                                                                               -------      --------

Cash and cash equivalents at end of period                                             $        17,645  $    247,504
                                                                                       ===============  ============



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

The Company's significant accounting policies are summarized in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996. These policies have been consistently applied during the periods presented in this report. The accompanying report on Form 10-QSBA, including the financial statements, should be read in conjunction with the financial statements referenced above.


NOTE 1 - INVESTMENT SECURITIES

    As of March 31, 1997, the Company has reclassified its investment securities portfolio in accordance with the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The
    Company has reclassified its entire portfolio as trading securities. The portfolio had been previously classified as "available for sale." As a result of this change, the Company has recognzied a gain of $628,436, net of income taxes of $177,800, during the current quarter representing the net unrealized holding gains on debt and equity securities as of March 31, 1997, which had previously been recorded as a component of stockholders' equity. The following is a summary of the Company's investment securities portfolio as of March 31, 1997:

          Common stocks                                          $   4,944,234
          Preferred stocks                                           2,408,691
          Other                                                        162,500
                                                                 -------------
                                                                 $   7,515,425
                                                                 =============

    The Company has entered into certain contracts in which the Company receives a payment and agrees to buy shares of specific securities if the holder puts the securities to the Company (put contracts). This obligation could occur if the market price of the securities drops below the option price. The aggregate obligation on put contracts for which the option price exceeds the market price is $496,375. The market risk to the Company is that if the share prices of the securities subject to the options decline below the option price, and the holder puts the securities to the Company, the Company would be required to buy the securities at a price in excess of market. At March 31, 1997, the Company has recorded a liability for the amounts received on open put contracts of $790,354. At March 31, 1997, the Company has net unrealized gains of $8,636 on open put contracts. The Company has also entered into certain contracts in which the Company receives a payment and agrees to sell shares of specific securities if the holder calls the securities from the Company (call

                             WESTERN MICROWAVE, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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
                                                               =============

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Assets. Total assets as of March 31, 1997 increased from the beginning of the fiscal year by approximately $.14 million to a total of $8.70 million. Investment securities activity accounted for the majority of the increase, offset by an increase in income taxes payable of $670,000

Total Stockholders' Equity. Total stockholders' equity as of March 31, 1997 increased from approximately $5.27 million (or $3.44 per share) at the beginning of the fiscal year to approximately $5.80 million (or 3.80 per share). The increase of approximately $538,000 in total stockholders' equity for the six months period is the result of the net income of $951,510 reported for the period offset by unrealized holding gains on investment securities of $413,868 which had been recognized as a component of stockholders' equity at the beginning of the fiscal year.

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


                                                      WESTERN MICROWAVE, INC.
                                                      By:  Dr. Ibrahim Hefni



                                                    /s/ I. Hefni
Dated: June 11, 1997                                --------------------------
      ---------------------                                Ibrahim Hefni
                                                     President and Treasurer and
                                                       Chief Executive Officer